Form 10KSB
period 2006-09-30
SAMOYED ENERGY CORP
filed 2007-01-16
CIK 1342936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[  ]  TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number  000-52390

SAMOYED ENERGY CORP.

(Name of small business issuer  in its charter)

NEVADA	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2-136 Stonecreek Rd., Canmore, Alberta Canada	T1W 3A5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                               (403) 617-8786

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X  ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$100,000.00 based on 1,000,000 common shares at $0.10 which is the last selling price as of the sales of common shares under the Company’s registration statement sold on January 3, 2007

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,500,000 common shares as of January 8, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): [   ] Yes

[ X ] No

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise stated, all dollar amounts in this annual report, including our financial statements, are stated in United States dollars.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.

a)

Business Development

Samoyed Energy Corp. ( the “Company”,  “we” “us” “our” and “Samoyed”) was incorporated on August 31, 2005, in the State of Nevada.

We were formed to operate in Canada as an oil and gas exploration, development, production and acquisition company.

We have begun our business operations by acquiring a 3.33% working interest in an oil and gas drilling prospect in Alberta, Canada.  We currently have no revenue and no significant assets. Samoyed has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.  Since becoming incorporated, Samoyed has not made any significant purchase or sale of assets, save for the acquisition of a 3.33% working interest in an oil and gas drilling prospect, nor has it been involved in any mergers, acquisitions or consolidations.

Subsequent to our fiscal year ended September 30, 2006, we filed a registration statement for a  prospectus offering to raise a total  of $300,000 for operations from the sale of 3,000,000 shares of common stock at $0.10 per share. The registration statement was deemed effective on November 14, 2006.  As of the date of this filing we have commenced to raise the funds under the prospectus offering and we hope to close the offering on or before February 28, 2007.

b)

Business of the Issuer

Current Operations

Samoyed was formed to operate in Canada as an oil and gas exploration, development, production and acquisition company. As at the date hereof, Samoyed owns an interest in only one oil and gas property.  On February 15, 2006, the Company executed a Farm-out agreement with 313866 Alberta Ltd in the Chain 11 - 18 – 33 – 16W4W4 for $16,562 to earn a 3.33% working interest.  Drilling was expected to commence in the fall of 2006, however we have been notified by the operator that drilling is not expected to commence until March 2007.

Samoyed plans to acquire, exploit and explore for oil and gas prospects. Samoyed will focus on acquisitions of oil and gas properties where management believes further exploration, exploitation and development opportunities exist.

While largely opportunity driven, the Company plans to pursue a balanced portfolio of crude oil and natural gas prospects. In selecting exploration, exploitation and development prospects, management of Samoyed will choose those that offer an appropriate combination of risk and economic reward, recognizing that all drilling involves substantial risk and that a high degree of competition exists for prospects. No assurance can be given that drilling will prove successful in establishing commercially recoverable reserves.

Samoyed’s business strategy is to acquire, exploit and explore for oil and natural gas reserves throughout Canada. Samoyed intends to focus on exploration and acquisition opportunities in the Provinces of Saskatchewan, Alberta and British Columbia with the goal of maintaining high working interests in properties that will allow for operatorship or the potential for operatorship, if possible. Acquisitions will be targeted in areas that will compliment the Company’s exploration endeavors. Samoyed intends to seek out, analyze and complete corporate mergers and asset acquisitions where value creation opportunities have been identified.

Samoyed uses the following operation and financial management techniques to increase shareholder value and returns, taking into account Samoyed’s financial position, taxability and access to debt and equity financing:

•

Focus growth capital to higher quality reservoirs;

•

Utilize production enhancement techniques to increase productivity and add value within the parameters of good oilfield production practices;

•

Create value from Samoyed’s asset base through exploitation, development and exploration activities; and

•

Utilize risk management opportunities through hedging or other means for cash flow management.

We intend to acquire producing properties in order to establish base cash flow and production levels. We anticipate that this acquisition focus will be complimented with both exploitation and exploration drilling.

With a focus on enhancing shareholder value, Samoyed intends to acquire and develop oil and gas assets that have as many of the following characteristics as possible:

•

Exhibit the potential for delivering superior rates of return on capital employed;

•

Accretive to cash flow per share;

•

Accretive to net asset value;

•

Accretive to reserves per share;

•

Potential for value enhancement through further exploitation, including improved production practices, additional development drilling, infill drilling or re-drilling/re-completion and improved marketing arrangements;

•

Operatorship or the potential to obtain the same;

•

Assets that include associated undeveloped lands for development and exploration opportunities;

•

Geological opportunities with multi-zone potential;

•

Near-term market access and sufficient infrastructure for increased activity.

Samoyed will endeavor to acquire and explore for longer life reserves that will withstand several pricing cycles and will attempt to focus its asset base on a select number of areas with desirable characteristics. It is anticipated that the number and diversity of these focus areas will expand with the growth of the Company’s business.

Farmout Agreement dated February 15, 2006

The Farmout Agreement between 313866 Alberta Ltd and Samoyed Energy Corp. includes the following terms and conditions:

•

The well is to be completed, then placed on stream by the farmee(s) (i.e. investors) at 100% of their cost. This is estimated to be $450,000 Cdn.

•

313866 Alberta Ltd has title to this lease and has committed to placing the well on stream if it is commercially viable.

•

313866 Alberta Ltd, or its related companies, will retain a 25% carried working interest in the well.

•

The standard crown royalties are applicable. In addition there is a 5% gross royalty payable to Results USA and 5% GOR payable to J. Lazy H. Investments Ltd.

•

The standard CAPL and PASC agreements will be utilized.

•

Samoyed’s investment of $20,000Cdn will be placed directly towards well costs, and will earn a 3.333% working interest in the Chain Well.

Drilling was expected to commence in the fall of 2006, however we have been notified by the operator that drilling will not commence until March 2007.

Chain 11 - 18 – 33 – 16W4W4

•

The main producing zone at Chain is the Viking zone, a blanket sand deposit, found at an average depth of 1050 meters.

•

The Belly River gas zone at 300 meters, appeared prospective on the 7-18 well. Additionally, the Edmonton sandstone, an even shallower gas sand has had recent completions in acreage surrounding the project.

•

The planned well at 11-18 is to be drilled to explore these two shallow sands as well as the Coal Bed Methane potential.

•

The well will be drilled by normal methods, utilizing either low water loss mud, mist or invert mud.

Disclosure of Oil and Gas Activities:

We presently have no oil and gas operations  and only one property agreement which is the Farmout Agreement with 313866 Alberta Ltd described above.  We intend to seek acquisitions in the oil and gas industry.

Reserves Reported to Other Agencies:

The Company did not report any reserves to other agencies since the beginning of the last fiscal year.

Production:

The Company has no production data for the last three fiscal years.

Drilling Activity:

We expect to commence drilling as described in the Farmout Agreement with 313866 Alberta Ltd. in March 2007.

Present Activities:

Samoyed has entered into a Farmout Agreement with 313866 Alberta Ltd on February 15, 2006 to drill a well.  Samoyed has paid their portion of the drilling costs totaling $16,562, costs are expected to total $450,000 CDN for the well to be drilled.

Delivery Commitments:

The Company does not have any delivery commitments or any short or long term contractual obligations.

Marketing:

We currently do not conduct any marketing activities.  When we have oil and gas producing properties, the sale of the extracted products is determined by existing market conditions.  We do not believe that any marketing activities will be necessary to conduct operations following the acquisition of any of the properties described above.  The properties described above currently have operators who will be responsible for the marketing.  Should we take on the operatorship of a property then one of the responsibilities would be the marketing of the products.  At this time, we have no plans for becoming an operator.

Pricing and Marketing – Oil

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board of Canada (“NEB”). Any oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

Pricing and Marketing - Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000

m3/day) must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

The North American Free Trade Agreement

On January 1, 1994, NAFTA became effective among the governments of Canada, the United States of America and Mexico. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States of America or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36 month period), (ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements.

NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. NAFTA also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

Competition

Our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment and capital costs compared to our financial capabilities.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant assets.

REGULATORY MATTERS AFFECTING OUR BUSINESS

Environment and Safety

Our oil and gas acquisitions will be subject to numerous federal, state and local laws and regulations relating to environmental protection from the time oil and gas projects commence until abandonment. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for acts of Samoyed which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

We take the issue of environmental stewardship very seriously and will work diligently with our operators to ensure that compliance with applicable environmental and safety rules and regulations. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

Exploration and Operating Risks

Our business will be  subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, Samoyed will maintain, through its operators, insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance. Although we are not insured against all risks in all aspects of our business, such as political risk, business interruption risk and risk of major terrorist attacks, we believe that this coverage is customary for companies engaged in similar operations. The occurrence of a significant event against which we are not fully insured would have a material adverse effect on our financial position.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  Samoyed has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present Samoyed does not hold any intellectual property nor does it anticipate that it will have any need for any intellectual property.

Research and Development Activities and Costs

Samoyed has not incurred any costs to date and has no plans to undertake any research and development activities.

Facilities

We do not own or rent facilities of any kind. At present we are operating from our principal office address that is located within the offices of our President, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

Employees

We presently have no employees.   We hire consultants as required and rely on present management, being the directors and officers, to direct our business.   We will need to hire employees with experience in the oil and gas industry as we implement our business plan to grow the Company by acquisition of producing oil and gas assets and exploration and development properties where the Company may participate in drilling or in the acquisition of any business in the oil and gas industry.  As we grow through acquisitions we will require employees with oil and gas expertise to review potential acquisitions and accounting and administrative staff to manage revenues and expenditures.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.   Should we find a property or properties of merit which would require an operator, we would need to hire additional staff for operations.

Risk Factors Relating to our Business

Failure to Secure Additional Financing May Affect the Company's Ability to Survive.

We may require additional financing in addition to the funds we hope to raise from the sale of shares offered under our current offering in order to establish profitable operations.  Such financing, if required, may not be forthcoming.

Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious effect on Samoyed's ability to survive.

Inability of Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Samoyed's Success.

Presently the officers and directors of Samoyed allocate only a portion of their time to the operation of Samoyed's business.  Should the business develop faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to Samoyed's existence, it may result in limited growth and success of the business.

Unproven Profitably Due to Lack of Operating History Makes an Investment in Samoyed an Investment in an Unproven Venture.

Samoyed was formed on August 31, 2005.  As of this date, we do not have any revenues or operations, and we have few assets.  We do not expect to have revenues until at least six months after we complete drilling our first well and only if the well is commercially successful.

Due to our lack of operating history, the revenue and income potential of our business is unproven.  If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably.  Since our resources are very limited, insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations, unless additional equity or debt financing is obtained.

Difficulty For Samoyed Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future.  We intend to have our common stock quoted on the OTC Bulletin Board as soon as practicable.  However, there can be no assurance that Samoyed's shares will be quoted on the OTC Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

Our independent auditors' report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, Child, Van Wagoner & Bradshaw, PLLC, state in their audit report, dated January 9, 2007 and included with this annual report, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC Bulletin Board. We hope to find a broker-dealer to act as a market maker for our stock and file on our behalf with the NASD an application on Form 15c(2)(11) for approval for our shares to be quoted on the OTC Bulletin Board. As of the date of this annual report, we have not attempted to find a market maker to file such application for us. If we are successful in finding such a market maker and successful in applying for quotation on the OTC Bulletin Board, it is very likely that our stock will be considered a “penny stock”. In that case, purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our business operations are speculative.  The failure of our plans could ultimately force us to reduce or suspend operations and even liquidate any  assets we have acquired and wind-up and dissolve the company.

Samoyed's business is the acquisition and operation of oil and natural gas assets that either produce or that we hope will produce revenue.  As of September 30, 2006, we had limited assets and little cash.  Exploration and development of oil and natural gas is extremely risky, particularly given our present financial condition.  An investment in the Company should be considered highly speculative due to that fact that oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that expenditures we make on acquiring producing oil and gas properties will result in revenues.  There is no assurance that future exploration will result in new discoveries of oil or gas.  Exploratory drilling is very expensive and is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered.  The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, cratering, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. These uncertainties could result in our portion of the drilling costs exceeding our financial resources to fund the drilling and therefore could result in suspension of drilling activities prior to completion of a well. Our inability to participate in the drilling of wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, financial condition and results of operations.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after exploration, drilling, operating and other costs.  Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs.  Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production.  Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions.

Samoyed intends to identify exploration and development projects or existing oil and gas production. There can be no guarantee that we will be successful in locating and acquiring working interests in projects of merit or in location of a suitable exploration and development project.

Our future operating results may fluctuate significantly and are difficult to predict.

Our future operating results may fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and natural gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures.  This variability makes it very difficult to predict when we might reach profitability and hence would have a serious impact on the value of investor's investment in the Company.  In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit our future ability to continue exploration and to participate in economically attractive projects.

A significant or prolonged decrease in oil and natural gas prices will seriously and  negatively impact our business plans and operations.

Oil and natural gas are commodities whose prices are determined based on world demand and supply.  It is impossible to predict future oil and natural gas price movements with any certainty, as they have historically been subject to wide fluctuations in response to a variety of market conditions, including relatively minor changes in the supply and demand for oil and natural gas, economic, political and regulatory developments, and competition from other sources of energy.

Any extended or substantial decline in oil and natural gas prices would have a material adverse effect on our ability to negotiate favorable joint ventures with viable industry participants, our ability to acquire drilling rights, the volume of oil and natural gas that could be economically produced, our cash flow and our access to capital.

We do not currently intend to engage in hedging activities (although we reserve the right to do so in the future), and may be more adversely affected by fluctuations in oil and natural gas prices than other industry participants that do engage in such activities.  A sustained material decline in prices from historical average prices could add additional limitation factors to our borrowing base, reducing credit available to the Company.  Our business, financial condition and results of operations would be materially and adversely affected by adverse changes in prevailing oil and natural gas prices.

Our officers have limited experience in marketing oil and natural gas.

If we pursue development of an oil and gas prospect without a partner, we will have to establish markets for any oil and natural gas we do produce and we will also have to market our oil and natural gas to prospective buyers.  The marketability and price of oil and natural gas, which may be acquired or discovered by us, will be affected by the differential between the price paid by refiners for light quality oil and the grades of oil produced by us.  Our ability to market our oil and gas production may depend upon our ability to acquire space on pipelines which deliver oil and gas to commercial markets.  We will also likely be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities and relating to price, taxes, royalties, land tenure, allowable production, and the export of oil and natural gas.   We have limited direct experience in the marketing of oil and natural gas.

We compete directly with independent, technology-driven exploration and service companies, and with major oil and natural gas companies in our exploration for and development of commercial oil and natural gas properties.

The oil and natural gas industry is highly competitive.  Many companies and individuals are engaged in the business of acquiring interests in and developing oil and natural gas properties, and the industry is not dominated by any single competitor or a small number of competitors.  We will compete with numerous industry participants for the acquisition of land and rights to prospects, and for the equipment and labor required to drill and develop those prospects.  Many of these competitors have financial, technical and other resources substantially in excess of those available to us.  These competitive disadvantages could adversely affect our ability to participate in projects with favorable rates of return.

We may be unable to effectively manage our planned growth.

Our success will depend upon the expansion of our business.  Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to change, expand and improve our operating, managerial and financial systems and controls and improve coordination between our various corporate functions.  We presently have no full time employees or management personnel.

We presently have a small working interest in an oil and gas drilling prospect in Alberta, Canada. We intend to acquire further properties which are expected to be development, exploration or producing properties.  We may rely on outside operators for the operations of our oil and gas properties.  Should we begin operating our own oil and gas properties we will be forced to hire either field contractors or our own field staff and management personnel to oversee the field operations.

Our inability to effectively manage our growth, including the failure of any new personnel we hire to achieve anticipated performance levels, would have a material adverse effect on our business, financial condition and results of operations.

Our President may face possible conflicts of interest through dual directorships.

Our President, Mr. Christopher Yee, serves as a director for Buckskin Petroleum Inc., a company that operates in the oil and gas industry.  It is possible that Mr. Yee may face a conflict of interest if he obtains information regarding an oil and gas asset available for acquisition that would fall in the parameters of acquisitions being sought by both companies.  Samoyed expects that if such event did occur, that Mr. Yee would pass the information regarding such acquisition to both companies for consideration and withdraw from further activity regarding such asset except with the written consent of both companies.

Samoyed has had no business interaction with Buckskin Petroleum Inc.

There is a possibility that we could incur environmental liabilities that are not covered by insurance, which liabilities could be in excess of any revenues or assets that we may accumulate.

We intend to carry liability insurance for any of our own operations of our oil and gas assets and we intend that any operations of our oil and gas assets conducted by third party operators will carry excess liability insurance contracted by the operator.  In the event that losses or damages result from the operation of the assets that are not covered by our insurance in the case of us operating or by the operator's insurance in the case of those assets operated by third parties then in both cases these losses or damages would become a liability for Samoyed.  It is possible that uncovered losses and damages could be incurred which could cause us to have to file for bankruptcy protection from the courts.

ITEM  2.     DESCRIPTION OF PROPERTY.

Samoyed does not own any property, real or otherwise.  For the first year, we will conduct our administrative affairs from the office of Mr. Yee, our President, at no cost to Samoyed, located at Suite 2 – 136 Stonecreek Road, Canmore, Alberta, Canada.

We do not have any investments or interests in any real estate.  Our Company does not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Disclosure of Oil and Gas Operations:

Reserves Reported to Other Agencies:

The Company did not report any reserves to other agencies since the beginning of the last fiscal year.

Production:

Productive Well and Acreage as of September 30, 2006:

As at September 30, 2006, the Company had no producing wells.

Developed Acreage as at September 30, 2006:

As at September 30, 2006, the Company had no developed acreage.

.

Undeveloped Acreage as at September 30, 2006

As at September 30, 2006, the Company had a 3.33% working interest in an oil and gas drilling prospect in the Chain 11 – 18- 33- 16W4W4 leases in the Province of Alberta, Canada.  The Company expects that this prospect will be drilled during the month of March 2007, based on the advice of the operator of the lease.   The Company will earn a 3.33% interest in the well only.

Drilling Activity:

There were no development or exploratory wells drilled from the date of inception of the Company (August 31, 2005 to the fiscal year ended September 30, 2006.

Present Activities:

The Company presently has a 3.33% working interest in an oil and gas drilling prospect in the Province of Alberta Canada.  Upon completion of its $300,000 offering, the Company will be seeking further acquisitions in the oil and gas industry.

Delivery Commitments:

The Company does not have any delivery commitments or any short or long term contractual obligations for delivery.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR  COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company does not presently trade on any exchange or quotation service.  The Company plans to submit a request for quotation on the OTC Bulletin Board as soon following completion of our prospectus offering.

As of  January 3, 2007, there were 11 record holders of the Company’s common stock.

As of January 3, 2007, we have not sold any shares, nor have we received any proceeds pursuant to our $300,000 offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation

Samoyed is a development stage company with no operations, no revenue, no financial backing and few assets. Our plan of operations is to establish ourselves as an oil and gas company with both production and exploration properties.

During the first stages of Samoyed’s growth the officers and directors intend to provide all the management to further the sourcing of oil and gas properties at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.  We may need to hire industry experts to review properties prior to undertaking any acquisitions.

How long Samoyed will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated. At the present time we do not have sufficient funds available to pay our expenses.  We are presently conducting an offering to raise a total of $300,000. Should we raise the entire $300,000 we are seeking management is of the opinion that no further funds need be required for the operation of Samoyed’s business for the  next twelve month period. If we fail to raise any portion of the $300,000 we are seeking from this offering, then we will have to find other methods to raise additional funds.  At this time, there are no anticipated sources of additional funds in place.

If we are unable to raise additional funding through our offering or from other sources, we will not be able to survive more than a few months. In that event, it will be critical that we begin to realize revenues as quickly as possible. We will require additional funding from either outside sources or from reserves to survive past our first year of operation.

We anticipate that we can meet our financial obligations and pursue our plan of operations during the next twelve month period if we can raise $300,000 through the current offering.

There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations. Management also has no intention of hiring any employees during the first year of operations, unless there is sufficient revenue from operations to do so.

During the first year of operations, we intend to concentrate our efforts exclusively on identifying and acquiring oil and gas properties of merit, either production or exploration, in the Provinces of Saskatchewan, Alberta and British Columbia, Canada.

We currently do not have the $300,000 needed to commence our operations, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through the offering we are presently undertaking. Samoyed believes that it will take from two (2) to three (3) months to raise capital for completion of the development of the business from December, 2006.   We are presently raising funds but have not yet finalized any of the subscriptions.

During our first year of operations, we expect to identify and acquire at least one additional oil and gas property of merit.   We cannot determine at this time whether this will be an exploration property or a producing property.  If it is an exploration property we will need to drill a well, which will be required to be successful in order to be able to commence revenues.  If we acquire a producing property we will expect revenues to commence upon acquisition.

Milestones

As soon as sufficient funds are available from the offering we are presently undertaking, we intend to immediately start to review potential additional oil and gas acquisitions.

Members of our management will initially operate from their homes and our President will provide an office free of charge.  For the three months following the closing of our $300,000 offering, we expect that we will review potential acquisitions and determine at least one additional suitable acquisition to fit with our business plan.

Dependent on the type of property we acquire, we will either be required to drill a well or wells, in order to commence revenues or we may acquire a producing property which we anticipate would generate revenues within 30 days of the acquisition of the property.  We cannot at this time state with certainty how long it will take to find a suitable acquisition for which we will have sufficient funds or if we do find an acquisition which is an exploration or development property, how long it will take  to drill a well.   Further, there can be no guarantees that if we drill a well we will be successful in being able to produce oil or gas in sufficient quantities to sustain operations.

By the fourth month following the closing of our $300,000 offering, we intend to locate a suitable oil and gas property.  We intend to locate a producing property that generates stable revenues or, as an alternative, we hope to find a suitable exploration and development property for new drilling to expand our revenue base.  We expect that our projected budget of $240,000 based on our estimated costs of $53,400 per flowing barrel of oil would equate to a production property of approximately 4.5 barrels per day which should generate approximately $240 net per day of revenue after costs of production and royalties.  This expectation is based on the present experience of our President who is a director of an existing oil and gas company.  Should Samoyed be unable to negotiate a reasonable price for a producing property then we will look to negotiate the acquisition of working interests into low risk drilling prospects.  It is expected that $240,000 would be adequate to purchase some working interests in two or three drilling prospects, which we would expect would be situated in one of our core areas.

By the sixth month following the closing of the $300,000 offering, we plan to have at least one producing well and one additional exploration property on which we can start drilling.  We expect that we will either be able to fund this growth from existing revenues or by loans or equity financings.

At the current time, Samoyed has acquired a small working interest in an oil and gas drilling prospect in Alberta, Canada.  Once we have funded the offering we are presently undertaking we intend to develop leads and review properties however, we will be unable to finalize any further agreements until such time as we have raised sufficient funds to make further acquisitions.  It is possible that during the raising of funds under the offering we are currently undertaking we could find an acquisition that would fit within our business plan, in which case, we will look to raise funds for this acquisition by way of loans or convertible debentures, or the sale of additional shares.

Expenditures

The following chart provides an overview of our budgeted expenditures, by major area of activity, for Samoyed to remain operational for the twelve (12) month period upon raising the funds under our current offering.

Expenses

Offering Costs not covered by working capital

Exploration and development activities

Legal and Accounting

Consulting

Office Furniture, Equipment and Supplies

Miscellaneous Administration Expenses

Total

16,579 240,000 20,000 10,000 15,000 3,421 $305,000

The above expenditure items are defined as follows:

Offering Costs not covered by working capital:  This item refers to the costs of the prospectus offering we are presently undertaking, estimated to be $31,250 of which a total of $5,000 has been paid to date.  As of September 30, 2006, we had working capital of $10,526 to be applied against these costs leaving an amount of $15,724 due and payable against the remaining offering costs of $26,250.

Exploration and Development Activities:  This item refers to the cost of acquiring an oil and gas prospect which may be either a producing property or a property which will require drilling.  We expect to be incurring these costs beginning during the third month following the closing of our $300,000 offering, and we expect that we will need all of these funds should we identify a suitable property.

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents. We expect to be making these expenditures throughout the year, commencing on the effective date of this registration.

Consulting:  This expenditure item refers to the total cost of consulting with industry experts. We expect to retain outside geologists and engineers to review any properties before they are acquired.

Office Furniture, Equipment and Supplies:  This expenditure refers to items such as photocopier, fax machine, scanner, telephone system, shredder, binding machine, fire retardant filing cabinets and other similar office requirements.  Samoyed expects to begin making these purchases during the fourth month following the closing of our $300,000 offering.

Miscellaneous Administration Expenses:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.  This amount will cover such costs during the first year of operation.

We are confident we can meet our financial obligations and pursue our plan of operations if we can raise the amount of funding as contemplated by our offering, and begin collecting revenue from operations within the first six months of completing our offering.

 (c)   Off-balance sheet arrangements

Not Applicable

Application of Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized in the notes to our financial statements included in this annual report.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

ITEM 7.      FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Form 10-KSB.

SAMOYED ENERGY CORP.

FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

SAMOYED ENERGY CORP

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-10

Child, Van Wagoner & Bradshaw, PLLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Samoyed Energy Corp.

Canmore, Alberta

We have audited the accompanying balance sheets of Samoyed Energy Corp. (a Nevada development stage company) as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2006 and 2005, and  for the period from August 31, 2005 (date of inception) to September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Samoyed Energy Corp. as of September 30, 2006 and 2005, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years ended September 30, 2006 and 2005, and for the period from August 31, 2005 (date of inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

                                                                                      Certified Public Accountants

Salt Lake City, Utah

January 9, 2007

SAMOYED ENERGY CORP. (A Development Stage Company) Balance Sheets
	September 30,
	2006	2005
Current Assets
Cash	$10,776	$29,950
Deferred Offering Costs	5,000	5,000
Total Current Assets	15,776	34,950

Advance for oil and gas joint venture	16,562	0
Total Assets	$32,338	$34,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,250	$1,250

Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional Paid in Capital	31,500	31,500
Deficit accumulated during development stage	(7,912)	(1,300)
Total Stockholder’s Equity	27,088	33,700
Total Liabilities and Stockholders’ Equity	$32,338	$34,950

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Operations

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	FROM INCEPTION (AUGUST 31, 2005) TO SEPTEMBER 30, 2006

Revenue	$0	$0	$0

GROSS PROFIT	0	0	0

EXPENSES
Organizational costs	-	1,250	1,250
Office and administration	596	50	646
Professional fees	6,016	-	6,016
	6,612	1,300	7,912

Net Income (Loss)	$(6,612)	$(1,300)	$(7,912)
Basic earnings (loss) per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from August 31, 2005 (Date of Incorporation) to September 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss	-	-	-	(1,300)	(1,300)

Balance at September 30, 2005	3,500,000	3,500	31,500	(1,300)	33,700

Net Loss	-	-	-	(6,612)	(6,612)

Balance at September 30, 2006	3,500,000	$ 3,500	$ 31,500	$ (7,912)	$ 27,088

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Cash Flows

Year Ended			FROM INCEPTION (AUGUST 31, 2005) TO SEPTEMBER 30, 2006
	September 30, 2006	September 30, 2005
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(6,612)	$(1,300)	$(7,912)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Deferred offering costs and deposits	(16,562)	(5,000)	(21,562)
Accounts payable and accrued liabilities	4,000	1,250	5,250

Net cash used in operating activities	(19,174)	(5,050)	(24,224)
Net cash used in investing activities	0	0
Cash flow from (used in) financing activities
Issuance of common stock	0	35,000	35,000
Net cash provided by financing activities		35,000	35,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,174)	29,950	10,776
Cash and cash equivalents at beginning of period	29,950	-	-

CASH & CASH EQUIVALENTS AT END OF PERIOD	$10,776	$29,950	$10,776

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	0	0
Income taxes	0	0	0

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on August 31, 2005.  The Company’s year-end is September 30.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to operate in Canada as an oil and gas exploration, development, production and acquisition company.  As at the date hereof, the Company has an interest in one small oil and gas drilling prospect in the Province of Alberta, Canada.  On February 15, 2006 the Company executed a Farm-out agreement with 313866 Alberta Ltd in the Chain 11 - 18 – 33 – 16W4W4 for $16,562 to earn a 3.333% Working Interest.  The property has not yet been drilled.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $7,912 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2

Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)

Offering Expenses

The Company has filed a Form SB-2 Registration Statement to offer to the public up to 3,000,000 common shares at $0.10 per share.  The $31,250 estimated costs relating to this Registration Statement will be charged to capital, if the offering is successful.  If the offering is not successful, the costs will be charged to expense.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

Note 2

Significant Accounting Policies – (cont’d)

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”.  SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

f)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

g)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as all of the Company’s operations are in Canada.  The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date.  Any exchange gains or losses are included in the Statement of Operations.

h)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

Note 3

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On September 23, 2005, the Company issued 3,500,000 shares of common stock at $0.01 per share for cash totaling $35,000.

Note 4

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$2,770
Valuation allowance for deferred tax asset	(2,770)

$0

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

At  September 30, 2006 the Company has accumulated non-capital losses totaling $7,912 September 30, 2005 ($1,300). The Company has accumulated non-capital losses totaling $ 7,912, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2025.

Note 5

Related Party Transactions

During the period August 31, 2005, (Date of Incorporation) to September 30, 2006, the Company issued 3,500,000 shares of common stock for $35,000 to directors, close friends and business associates of the Company.

Note 6

Commitment

The Company has filed a Form SB–2 Registration Statement to offer to the public up to 3,000,000 common shares at $0.10 per share.

Note 7

Subsequent Events

The Company’s Registration Statement was declared effective on November 14, 2006 by the Securities and Exchange Commission.  The Company is presently undertaking the offering of 3,000,000 shares at $0.10 per share and hopes to close the offering prior to February 28, 2007 and to file a Form 15C-211 for listing on the Over the Counter Bulletin Board.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about January 1, 2006, Smith & Company, the principal accountant for the Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending September 30, 2006, and the interim periods for 2006. The decision to change principal accountants was approved by  our  Board of Directors.

None of the reports of Smith & Company, on the Company's financial statements from inception contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the period ended September 30, 2005 did contain a going concern paragraph.

There were no disagreements between the Company and Smith & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Smith & Company has not advised the Company that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2)  information has come to the attention of Smith & Company which made it unwilling to rely upon     management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)  the scope of the audit should be expanded significantly, or information has come to the attention of Smith & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability on a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended September  30, 2006.

On or about January 2, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit our financial statements as successor to Smith & Company. During the Company's period from inception, (less than two years) the Company has not consulted with Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Child, Van Wagoner & Bradshaw, PLLC provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Company's period from inception (less than two years) to the present, the Company has not consulted Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A.  Controls and procedures

Evaluation of  disclosure  controls  and  procedures.

An evaluation was performed under the supervision and with the participation of our management, including our President of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this annual report, our President has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act of 1934, as amended is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

(a)

Directors and Executive Officers

Our directors are elected by the shareholders at each annual shareholders' meeting or at a special shareholders' meeting called for such purpose. Despite the expiration of a director's term, the director continues to serve until his or her successor is elected and qualified or until there is a decrease in the authorized number of directors.

The names, ages and positions of the current directors and executive officers of the Company are set out below:

Christopher F. Yee, President, Director, age 49

Mr. Christopher Yee served as Samoyed’s President and a director since September 1, 2005.  The term of his office is for one year and is renewable on an annual basis.   Mr. Yee is presently President of Richmond Capital Corp., a private corporate finance company and he is also a practicing Chartered Accountant since 1982.  Since April, 2004, Mr. Yee has been Chief Financial Officer of Buckskin Petroleum Inc. which is an oil and gas exploration company active in Southern California.  Mr. Yee is a member of the Institute of Chartered Accountants of Alberta and holds a Licentiate in Accounting and Bachelor of Science degrees from the University of British Columbia.

Besides being a director and officer of the Company, Mr. Yee presently serves as a director and/or officer on various reporting companies as detailed in the table below:

Hermes Financial Inc.	TSX Venture	President, CFO and Director	November, 2006	Present
Fomack Energy	TSX Venture- Presently Cease Traded	Director	October, 2006	Present

Mr. Yee is currently devoting approximately 30 hours a week of his time to Samoyed.  He is prepared to spend up to 30 hours a week of his time upon commencement of our operations, and as much as 40 hours a week during the critical first 6 months of operation following the closing of our $300,000 offering.

Daniel R. Koyich, Secretary-Treasurer, Director, age 67

Mr. Daniel Koyich has served as Samoyed’s Secretary and Treasurer and a director since September 1, 2005. The term of his office is for one year and is renewable on an annual basis.  Mr. Koyich is currently the President of JeanDan Management Ltd. and has been since June 1977, a company which offers consulting services regarding investor relations, public relations, business administration and financing.  Mr. Koyich presently serves as a director or officer of various reporting companies as follows:

Templar Resources	TSX NEX	Secretary	November, 2003	Present
Hermes Financial Inc.	TSX Venture	Secretary and Director	November, 2006	Present
Adanac Moly Corp.	TSX Venture	VP Corporate Development	January, 2006	Present

Mr. Koyich is currently devoting approximately 20 hours a week of his time to Samoyed.  He is prepared to spend up to 30 hours a week of his time upon commencement of our operations, and as much as 40 hours per week during the critical first 6 months of operations following the closing of our $300,000 offering.

Dave Burroughs, Director, age 44

Mr. Dave Burroughs has served as a director since Samoyed’s inception on September 1, 2005.  The term of his office is for one year and is renewable on an annual basis.  Mr. Burroughs is currently President/General Manager of Chemserv Products Inc., an Alberta based Oil and Gas Specialty Chemical Service Company and has held this position since October 2000. Mr. Burroughs has 23 years of corporate and technical management experience in the oil and gas service industry including international business experience and investment knowledge in the oil and gas business as well as previous public company experience.

Wally Yee, Director, age 46

Mr. Wally Yee has served as a director of the Company since September 1, 2005.  Mr. Wally Yee, has been a Senior/Lead Engineer with Fluor Canada Ltd. since 1994 designing infrastructure services on projects including Opti/Nexen Long Lake Upgrader Project, Syncrude Upgrading Expansion at Fort McMurray, Alberta and EPC of the mining and extraction facilities for 95 MM tonnes/annum of oil sands for Albian Sands Energy Inc. at Muskeg River, Alberta. From 1988 to 1993, Mr. Yee was Project Engineer with Kilborn Engineering Ltd. located in Vancouver, British Columbia where he had responsibilities in mining and transportation.  Mr. Wally Yee is the brother of our President, Mr. Christopher Yee.

(b)

Significant Employees

We do not presently have any employees.

(c)

Family Relationships

Mr. Wally Yee, a director of the Company is the brother of our President and Director, Mr. Christopher Yee.

(d)

Involvement in certain legal proceedings

Not Applicable

(e)

Audit committee financial expert

We have not yet formed our audit committee and therefore we have not yet determined any financial expert.  We expect to form our audit committee immediately upon completion of our offering.

Compliance with Section 16(a) of the Exchange Act

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Christopher Yee	President and Member of the Board of Directors	N/A	N/A	N/A
Dan Koyich	Secretary Treasurer and Member of the Board of Directors	N/A	N/A	N/A
Dave Burroughs	Member of the Board of Directors	N/A	N/A	N/A
Wally Yee	Member of the Board of Directors	N/A	N/A	N/A
Scott Koyich	Holder of more than 10% of our securities	N/A	N/A	N/A

Code of Ethics

The Company has not yet adopted a Code of Ethics due to the early stage of our development and the fact that we have not generated any revenues.    We intend to  to adopt a code of ethics upon being approved for quotation on the OTC Bulletin Board , following which we  will file a copy with the Securities and Exchange Commision.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individual who served as the Chief Executive Officer of the Company from August 1, 2005, the date of inception to our fiscal year ended September 30, 2006. No executive officer of the Company received compensation which exceeded $100,000 during our fiscal years ended September 30, 2005 and 2006.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Christopher Yee President	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christopher Yee President	2005(1)	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

For the period from August 1, 2005 (the date of inception) to our fiscal year ended September 30, 2005.

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended September 30, 2006.

Stock Options and Stock Award Plans

The Company presently has no stock option or stock award plans.

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employment contracts with any of its executive officers and has no termination of employment or change in control arrangements with any of its executive officers.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of January 8, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock and by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Dave Burroughs Director 11531 15 Ave Edmonton, Alberta T6J 7C9	500,000	14.29%
Common	Christopher Yee Director, President #2, 136 Stonecreek Rd., Canmore, Alberta T1W 3A5	500,000	14.29%
Common	Dan Koyich Director, Secretary/Treasurer 1451 Acadia Dr SE Calgary, Alberta T2J 5B1	500,000	14.29%
Common	Wally Yee Director 9716 Oakhill Dr SW Calgary, Alberta T2V 3W5	500,000	14.29%
Common	Directors and officers as a group of four (4)	2,000,000	57.16%

Common	Scott Koyich 47 Valley Crest Rise NW Calgary, Alberta T3B 5Y3	500,000	14.29%

  The percentage of class is based on 3,500,000 shares of our common stock issued and outstanding as of January 8, 2007.

Changes in Control

Not Applicable

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise disclosed herein, no director, executive officer, principal shareholder, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during our past two fiscal years ended September 30, 2006.

During the period from August 31, 2005 (date of inception) to September 30, 2006, the Company issued 3,500,000 shares of common stock for $35,000 to directors, close friends and business associates of the Company.

ITEM 13.     EXHIBITS.

Exhibit Index

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
10.1	Farmout Agreement dated February 9, 2006 between 313866 Alberta Ltd. and Samoyed Energy Corp.	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.2	Exhibit A to Farmout Agreement dated February 9, 2006 - Canadian Association Of Petroleum Landmen, (CAPL) (1990 version) operating procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.3	Exhibit B to Farmout Agreement dated February 9, 2006 - Petroleum Accountants Society Of Canada (PASC) (1996 version) accounting procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended September 30, 2006 and September 30, 2005:

Services	2006	2005
Audit fees	$3,400	$2,000
Audit related services	0	0
Tax fees	$500	$500
Total fees	$3,900	$2,500

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

Our board of directors pre-approves all services, audit and non-audit, to be provided to the Company by our independent auditors.  Our board of directors has pre-approved the provision, by our independent auditors, of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of our board of directors must be submitted to our board by the independent auditors, and the independent auditors must advise our board as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.  Our board may delegate either type of pre-approval authority to one or more of its members.

Our board of directors has considered the nature and amount of the fees billed by Child, Van Wagoner & Bradshaw, PLLC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Child, Van Wagoner & Bradshaw, PLLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMOYED ENERGY CORP.

By: /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   January 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   January 16, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   January 16, 2007

By: /s/ Dave Burroughs

Name: Dave Burroughs

Title:   Director

Date:   January 16, 2007

By: /s/ Wally Yee

Name: Wally Yee

Title:   Director

Date:   January 16, 2007