Form 10QSB
period 2006-12-31
SAMOYED ENERGY CORP
filed 2007-03-06
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 0-28823

SAMOYED ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 2-136 Stonecreek Rd.,

Canmore,  Alberta , T1W 3A5

(Address of principal executive offices)

(403) 617-8786

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

3,500,000 common shares outstanding as of February 10, 2007

Transitional Small Business Disclosure Format:  Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

Page

Unaudited Financial Statements

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

SAMOYED ENERGY CORP.
(A Development Stage Company)
Interim Balance Sheets
Unaudited

	December 31, 2006	September 30, 2006 (Note 1)
Current Assets
Cash	$7,205	$10,776
Deferred Offering Costs	5,000	5,000
Total Current Assets	12,205	15,776

Advance for oil and gas joint venture	16,562	16,562
Total Assets	$28,767	$32,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,250	$5,250

Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional Paid in Capital	31,500	31,500
Deficit accumulated during development stage	(9,483)	(7,912)
Total Stockholder’s Equity	25,517	27,088
Total Liabilities and Stockholders’ Equity	$28,767	$32,338

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)
Interim Statements of Operations
Unaudited

	THREE MONTHS ENDED DECEMBER 31, 2006	THREE MONTHS ENDED DECEMBER 31, 2005	FROM INCEPTION (AUGUST 31, 2005) TO DECEMBER 31, 2006

Costs and Expenses
Organizational costs	0	0	1,250
Professional fees	1,400	2,017	7,416
Bank charges	171	163	817
	1,571	2,180	9,483

Net Income (Loss)	$(1,571)	$(2,180)	$(9,483)
Basic earnings (loss) per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.
(A Development Stage Company)
Interim Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (AUGUST 31, 2005) TO DECEMBER 31, 2006
	DECEMBER 31, 2006	DECEMBER 31, 2005
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(1,571)	$(2,180)	$(9,483)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Deferred offering costs and deposits	0	0	(21,562)
Accounts payable and accrued liabilities	(2,000)	0	3,250

Net cash used in operating activities	(3,571)	(2,180)	(27,795)

Cash flow from (used in) financing activities
Issuance of common stock	0	0	35,000
Net cash provided by financing activities	0	0	35,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,571)	(2,180)	7,205
Cash and cash equivalents at beginning of period	10,776	29,950	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$7,205	$27,770	7,205

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	0	0
Income taxes	0	0	0

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2006

Note 1- Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 of Samoyed Energy Corp. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of Samoyed Energy Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2006 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Subsequent Events.

Subsequent to the period covered by these unaudited financial statements the Company raised total proceeds of $148,387 at a price of $0.10 per share and have reserved a total of 1,483,870  common shares of the Company  for issuance.   The Company is continuing to raise the funds to close its prospectus offering for total funds of $300,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

a) Plan of Operation

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

How long Samoyed will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated. At the present time we do not have sufficient funds available to pay our expenses.  We are presently conducting an offering to raise a total of $300,000. As of the date of the filing of this report we have raised a total of $148,387 and have reserved for issuance a total of 1,483,870 common shares.  Should we raise the entire $300,000 we are seeking management is of the opinion that no further funds need be required for the operation of Samoyed’s business for the next twelve month period. If we fail to raise any portion of the $300,000 we are seeking from this offering, then we will have to find other methods to raise additional funds.  At this time, there are no anticipated sources of additional funds in place.

We currently have raised sufficient funds for operations for at least the next twelve months but we may not have sufficient funds to pursue our plan of operations unless we raise the entire $300,000.  We anticipate that we can meet our financial obligations and pursue our plan of operations during the next twelve month period if we can raise $300,000 through the current offering.

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

Milestones

We have raised sufficient funds for operations and  we intend to immediately start to review potential additional oil and gas acquisitions.

Members of our management will initially operate from their homes and our President will provide an office free of charge.  For the three months following the date of this report, we expect that we will review potential acquisitions and determine at least one additional suitable acquisition to fit with our business plan.

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

Miscellaneous Administration Expenses

Total

16,579 240,000 20,000 10,000 15,000 3,421 $305,000

The above expenditure items are defined as follows:

Offering Costs not covered by working capital:  This item refers to the costs of the prospectus offering we are presently undertaking, estimated to be $31,250 of which a total of $5,000 has been paid to date.  We have raised sufficient funds to be able to pay any offering costs.  We have not yet received a bill from legal or our consultants.  We expect the bill to be approximately $20,000.

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

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents. We expect to be making these expenditures throughout the year.

Consulting:  This expenditure item refers to the total cost of consulting with industry experts. We expect to retain outside geologists and engineers to review any properties before they are acquired.

Office Furniture, Equipment and Supplies:  This expenditure refers to items such as photocopier, fax machine, scanner, telephone system, shredder, binding machine, fire retardant filing cabinets and other similar office requirements.  We presently have sufficient funds to undertake these purchases however we will forego any major purchases until such time as we have raised all of the funds under our offering.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized in the notes to our financial statements included in our annual report.

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

 ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our principal Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

The Company has raised a total of $148,387

in subscription funds as at the date of the filing of this report.  We have reserved a total of 1,483,870 common shares for issuance, which we expect to issue prior to the end of February, 2007.

ITEM 6.

EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMOYED ENERGY CORP.

Date:  March 6, 2007

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   March 6, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   March 6, 2007