Form 10KSB/A
period 2006-09-30
SAMOYED ENERGY CORP
filed 2007-04-02
CIK 1342936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X  ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X  ] No [  ]

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

Date:   April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   April 2, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   April 2, 2007

By: /s/ Dave Burroughs

Name: Dave Burroughs

Title:   Director

Date:   April 2, 2007

By: /s/ Wally Yee

Name: Wally Yee

Title:   Director

Date:   April 2, 2007