Form 10QSB/A
period 2006-12-31
SAMOYED ENERGY CORP
filed 2007-04-02
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    X      No

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

Date:  April 2, 2007

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   April 2, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   April 2, 2007