Form 10QSB/A
period 2006-12-31
SAMOYED ENERGY CORP
filed 2007-05-01
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

AMENDMENT NO. 2

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

Date:  May 1, 2007

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   May 1, 2007

By:  /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   May 1, 2007