Form 10QSB
period 2007-03-31
SAMOYED ENERGY CORP
filed 2007-05-21
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes    X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

6,500,000 common shares outstanding as of May 15, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

SAMOYED ENERGY CORP.
(A Development Stage Company)
Interim Balance Sheets
Unaudited

	March 31, 2007	September 30, 2006 (Note 1)
Current Assets
Cash	$128,361	$10,776
GST receivable	1,952	-
Deferred Offering Costs	-	5,000
Total Current Assets	130,313	15,776

Advance for oil and gas joint venture	166,562	16,562
Total Assets	$296,875	$32,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,775	$5,250
Payable – related party	8,750	-
	$10,525	$5,250
Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,500,000 common shares as at March 31, 2007 and 3,500,000 common shares as at September 30, 2006.	6,500	3,500
Additional Paid in Capital	290,464	31,500
Deficit accumulated during development stage	(10,614)	(7,912)
Total Stockholder’s Equity	286,350	27,088
Total Liabilities and Stockholders’ Equity	$296,875	$32,338

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		From Inception (August 31, 2005 to) March 31, 2007
	2007	2006	2007	2006

OPERATING EXPENSES
Organizational costs	$0	$0	$0	$0	$1,250
Professional fees	1,000	0	2,400	2,017	8,416
Bank charges	131	143	302	307	948
TOTAL OPERATING EXPENSES	$1,131	$143	$2,702	$2,324	$10,614

NET INCOME (LOSS)	$(1,131)	$(143)	$(2,702)	$(2,324)	$(10,614)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,300,000	3,500,000	3,895,604	3,500,000

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

Six Months Ended			From inception (August 31, 2005) through March 31, 2007
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income (loss)	$(2,702)	$(2,324)	$(10,614)
Adjustment to reconcile net loss to net cash used by operating activities
Changes in assets and liabilities:
GST receivable	(1,952)	0	(1,952)
Deferred offering costs	5,000	0	0
Prepaid expenses and deposits	(150,000)	(16,562)	(166,562)
Accounts payable	5,275	16,562	10,525
NET CASH (USED) BY OPERATING ACTIVITIES	$(144,379)	$(2,324)	$(168,603)
FINANCING ACTIVITIES
Issuance of Capital Stock For Cash	300,000	0	335,000
Issuance costs	(38,036)	0	(38,036)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$261,964	$0	$296,964
INVESTING ACTIVITIES
Acquisition of capital assets	0	0	0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$0

Increase (Decrease) in cash and cash equivalents	$117,585	$(2,324)	$128,361
Cash and cash equivalents at beginning of year	$10,776	$29,950	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$128,361	$27,626	$128,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements

SAMOYED ENERGY CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended March 31, 2007

Note 1- Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006, of Samoyed Energy Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations, and cash flows of Samoyed Energy Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Capital Stock and Subsequent Events

On March 7, 2007, the Company finalized its prospectus offering and raised a total of $300,000 and issued a total of 3,000,000 common shares.

On April 23, 2007, Samoyed Energy Corp. (the “Company”) finalized negotiations with Stone Canyon Resources Inc. (the “Vendor”) to purchase the Vendor’s interest in certain producing oil and gas leases and certain oil and gas exploration leases in the Province of Alberta, Canada (the “Wilson Creek Assets”).  On April 30, 2007, the Company and the Vendor executed a Purchase and Sale Agreement (the “Agreement”). Pursuant to the Agreement, on May 1, 2007, the Company purchased the Wilson Creek Assets from the Vendor for cash consideration of One Hundred and Fifty Thousand dollars ($150,000.00 US).

Note 3 – Payable – related party

At March 31, 2007 $8,750 is owed to the Company’s President for services rendered.

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

a) Plan of Operation

Samoyed is a development stage company with limited operations, limited revenue,  no financial backing and few assets. Our plan of operations is to establish ourselves as an oil and gas company with both production and exploration properties.

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

How long Samoyed will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated. At the present time we believe we have sufficient funds available to pay our expenses.  During the period covered by this report we completed an offering and raised a total of $300,000. As of the date of the filing of this report we raised a total of $300,000 and issued a total of 3,000,000 common shares.  We believe we will have sufficient funding for the operation of Samoyed’s business for the next twelve month period. If we plan to expand the business operations of the Company we may not have sufficient funds to do so.  At this time, there are no anticipated sources of additional funds in place.

We currently have raised sufficient funds for operations for at least the next twelve months but we may not have sufficient funds to grow the business.  As of the date of this filing, we have acquired two oil and gas prospects, one of which will produce minimal revenue.  Both prospects have exploration targets which can be further developed.  We anticipate that we can meet our financial obligations and pursue our plan of operations during the next twelve month period as we have raised  $300,000 through our  offering.

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

During our first year of operations, our plan was to identify and acquire at least one additional oil and gas property of merit.  We finalized an acquisition of an additional oil and gas property on May 1, 2007.   The property has both exploration targets and some limited production.    We may have additional costs to drill further wells on the property and we may be required to raise additional funds for drilling.  The revenues produced from the property are limited and are not sufficient to fund further drilling.

We cannot at this time state with certainty how long it will take to drill a well or additional wells.   Further, there can be no guarantees that if we drill a well we will be successful in being able to produce oil or gas in sufficient quantities to sustain operations.

We are presently seeking further acquisition opportunities in the oil and gas industry to grow our asset base. We expect that we will either be able to fund this growth from existing revenues or by loans or equity financings.

At the current time, Samoyed has acquired a small working interest in an oil and gas drilling prospect in Alberta, Canada and a further small working interest in an oil and gas production and exploration property in Alberta, Canada, which will give the Company limited revenues.   We intend to develop leads and review additional properties however, we may be unable to finalize any further agreements until such time as we have raised additional funds to make further acquisitions.  It is possible that we could find an acquisition that would fit within our business plan, in which case, we will look to raise funds for this acquisition by way of loans or convertible debentures, or the sale of additional shares.

 (c)   Off-balance sheet arrangements

Not Applicable

 ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On November 14, 2006 our Registration Statement on Form SB-2 under Commission file number 333-129331 was declared effective, enabling us to offer up to 3,000,000 shares of common stock of our company at a price of $0.10 per share. On March 7, 2007 we accepted subscriptions for the entire offering from 40 investors, raising a total of $300,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 6,500,000 issued and outstanding shares of common stock of which 2,300,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from November 14, 2006 to March 31, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	0
Office and administration	38,306	0

Net proceeds of the offering after payment of the above costs were $261,964.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal & accounting	0	0
Oil and gas acquisition	150,000	0

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Should the Company proceed to finalize the establishment of the Joint Venture Company and commence operations under the Joint Venture Company then there will be employees required under the Joint Venture Company for operations.  At this time, the Company cannot determine how many employees may be required or when they will be required.

ITEM 6.

EXHIBITS

Exhibit Index

	EXHIBIT	REFERENCE
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
10.1	Farmout Agreement dated February 9, 2006 between 313866 Alberta Ltd. and Samoyed Energy Corp.	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.2	Exhibit A to Farmout Agreement dated February 9, 2006 - Canadian Association Of Petroleum Landmen, (CAPL) (1990 version) operating procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.3	Exhibit B to Farmout Agreement dated February 9, 2006 - Petroleum Accountants Society Of Canada (PASC) (1996 version) accounting procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.4	Purchase and Sale Agreement dated April 30, 2007, between Samoyed Energy Corp. and Stone Canyon Resources Inc.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on May 2, 2007

	EXHIBIT	REFERENCE

31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMOYED ENERGY CORP.

Date:  May 21, 2007

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   May 21, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   May 21, 2007