Form 10QSB
period 2007-06-30
SAMOYED ENERGY CORP
filed 2007-08-20
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

6,500,000 common shares outstanding as of August 15, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

SAMOYED ENERGY CORP.
(A Development Stage Company)
Balance Sheets
Unaudited

	June 30, 2007	September 30, 2006 (Note 1)
Current Assets
Cash	$117,475	$10,776
GST receivable	1,960	-
Accounts receivable	358
Deferred Offering Costs	-	5,000
Total Current Assets	119,793	15,776

Oil and gas properties	166,562	16,562
Total Assets	$286,355	$32,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,495	$5,250
Payable – related party	-	-
	$1,495	$5,250
Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,500,000 common shares as at June 30, 2007 and 3,500,000 common shares as at September 30, 2006.	6,500	3,500
Additional Paid in Capital	290,464	31,500
Deficit accumulated during development stage	(12,104)	(7,912)
Total Stockholder’s Equity	284,860	27,088
Total Liabilities and Stockholders’ Equity	$286,355	$32,338

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From Inception (August 31, 2005 to) June 30, 2007
	2007	2006	2007	2006
Oil and gas sales	$2,786	0	$2,786	$0	$2,786
Royalties	(420)	0	(420)	0	(420)
	2,366	0	2,366	0	2,366

OPERATING EXPENSES
Organizational costs	$0	$0	$0	$0	$1,250
Operating costs	1,922	0	1,922	0	1,922
Transportation costs	68	0	68	0	68
Professional fees	1,000	0	3,400	2,017	9,416
Office	748	0	748	0	748
Bank charges	118	174	420	450	1,066
TOTAL OPERATING EXPENSES	$3,856	$174	$6,558	$(2,467)	$14,470

NET INCOME (LOSS)	$(1,490)	$(174)	$(4,192)	$(2,467)	$(12,104)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,300,000	3,500,000	3,895,604	3,500,000

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

	Nine Months Ended		From inception (August 31, 2005) through June 30, 2007
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income (loss)	$(4,192)	$(2,467)	$(12,104)
Adjustment to reconcile net loss to net cash provided operating activities
Changes in assets and liabilities:
GST receivable	(1,960)	0	(1,960)
Accounts receivable	(358)		(358)
Deferred offering costs	5,000	0	0
Prepaid expenses and deposits	16,562	(16,562)	0
Accounts payable	(3,755)	-	1,495
NET CASH (provided) BY OPERATING ACTIVITIES	$11,297	$(19,029)	$12,927
FINANCING ACTIVITIES
Issuance of Capital Stock For Cash	300,000	0	335,000
Issuance costs	(38,036)	0	(38,036)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$261,964	$0	$296,964
INVESTING ACTIVITIES
Acquisition of oil and gas properties	(166,562)	0	(166,562)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(166,562)	$0	$(166,562)

Increase (Decrease) in cash and cash equivalents	$106,699	$(19,029)	$117,475
Cash and cash equivalents at beginning of year	$10,776	$29,950	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$117,475	$10,921	$117,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements

SAMOYED ENERGY CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended June 30, 2007

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2  Related Party Transactions

During the period ended June 30, 2007, the Company paid $8.750 to the Company’s President for services previously rendered.

During the period ended June 30, 2007, the Company acquired an oil and gas property from a shareholder of the Company for the acquisition cost of $150,000.

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

During the first stages of Samoyed’s growth the officers and directors intend to provide all the management to further the sourcing of oil and gas properties at no charge, however we will charge for accounting services provided by our president. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.  We may need to hire industry experts to review properties prior to undertaking any acquisitions.

How long Samoyed will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated. At the present time we believe we have sufficient funds available to pay our expenses As of the date of the filing of this report we raised a total of $300,000 by way of an offering completed in our March 2007 quarter and issued a total of 3,000,000 common shares.  We believe we will have sufficient funding for the operation of Samoyed’s business for the next twelve month period. If we plan to expand the business operations of the Company we may not have sufficient funds to do so.  At this time, there are no anticipated sources of additional funds in place.

We currently have raised sufficient funds for operations for at least the next twelve months but we may not have sufficient funds to grow the business.  As of the date of this filing, we have acquired two oil and gas prospects, one of which will produce minimal revenue.  Both prospects have exploration targets which can be further developed.  We anticipate that we can meet our financial obligations and pursue our plan of operations during the next twelve month period as we have raised  $300,000 through our  offering we currently have available working capital of $119,793 as at June 30, 2007.

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

Following is the use of proceeds for actual expenses incurred for our account from November 14, 2006 to June 30, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	0
Office and administration, including accounting	38,306	0

Net proceeds of the offering after payment of the above costs were $261,964.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting fees and legal	1,495	1,000
Oil and Gas Acquisition	150,000	0
Office and administration	0	866

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

Date:  August 20, 2007

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   August 20, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    August 20, 2007