Form 10KSB
period 2007-09-30
SAMOYED ENERGY CORP
filed 2007-11-29
CIK 1342936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

[X]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X  ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X  ] No [  ]

State issuer's net revenues for its most recent fiscal year:

$5,918

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$351,251 as of November 20, 2007

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

6,500,000 common shares as of November 20, 2007

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

a)

Business Development

Samoyed Energy Corp. (the “Company”, “we” “us” “our” and “Samoyed”) was incorporated on August 31, 2005, in the State of Nevada.

We were formed to operate in Canada as an oil and gas exploration, development, production and acquisition company.

We began our business operations by acquiring a 3.33% working interest in an oil and gas drilling prospect in Alberta, Canada during fiscal 2006.  During fiscal 2007 we acquired an interest in certain oil and gas production and exploration properties in the Province of Alberta.  We currently have limited revenue and no significant assets.

Samoyed has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.  Since becoming incorporated, Samoyed has acquired a 3.33% working interest in an oil and gas drilling prospect and various small interests in certain oil and gas production and exploration properties in the Province of Alberta, both of which are described below under “Oil and Gas Properties.”  Samoyed has not been involved in any mergers, acquisitions or consolidations.

During this fiscal year covered by this report we filed a registration statement for a prospectus offering to raise a total of $300,000 for operations from the sale of 3,000,000 shares of common stock at $0.10 per share.  The registration statement was deemed effective on November 14, 2006.  The prospectus offering was closed on March 31, 2007 and the Company raised a total of $300,000.

b)

Business of the Issuer

Current Operations

Samoyed was formed to operate in Canada as an oil and gas exploration, development, production and acquisition company.  As at the date hereof, Samoyed owns interests in one oil and gas exploration property and one production and exploration property.

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

Samoyed’s business strategy is to acquire, exploit and explore for oil and natural gas reserves throughout Canada.  Samoyed intends to focus on exploration and acquisition opportunities in the Provinces of Saskatchewan, Alberta and British Columbia with the goal of maintaining high working interests in properties that will allow for operatorship or the potential for operatorship, if possible.  Acquisitions will be targeted in areas that will complement the Company’s exploration endeavors.  Samoyed intends to seek out, analyze and complete corporate mergers and asset acquisitions where value creation opportunities have been identified.

Samoyed plans to use the following operation and financial management techniques to increase shareholder value and returns, taking into account Samoyed’s financial position, taxability and access to debt and equity financing:

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

We intend to acquire producing properties in order to establish base cash flow and production levels.  We anticipate that this acquisition focus will be complemented with both exploitation and exploration drilling.

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

To date, the Company has not made any significant acquisitions.  Drilling on the exploration prospect acquired by the Company has been delayed and the Company has been notified by the operator that there is presently no plan to drill the prospect in the immediate future.  Further, the oil and gas production and exploration property acquired by the Company during fiscal 2007 has not produced the results expected and the Company is presently considering what options may be available to grow the Company in the oil and gas business.  The Company presently has limited capital and does not have sufficient funds available to continue operations without raising additional capital.  The Company expects to rely on shareholder loans and possible raising of additional working capital by way of sales of equity.  There can be no assurance that the Company will be successful in raising sufficient capital to continue operations.  Due to the increases in oil and gas prices the Company has not been successful in finding additional suitable oil and gas prospects that it can easily acquire without expending substantial capital for minimal profits.  The Company may determine to seek other acquisition opportunities outside of the oil and gas industry in an effort to access additional capital and to build stockholder value.

Disclosure of Oil and Gas Activities:

Producing Oil and Gas Properties

The Company owns interests in a producing gas property in Alberta, Canada known as the Wilson Creek Leases.

On April 23, 2007, Samoyed Energy Corp. (the “Company”) finalized negotiations with Stone Canyon Resources Inc. (the “Vendor”) to purchase the Vendor’s interest in certain producing oil and gas leases and certain oil and gas exploration leases in the Province of Alberta, Canada (the “Wilson Creek Assets”).  On April 30, 2007, the Company and the Vendor executed a Purchase and Sale Agreement (the “Agreement”).  Pursuant to the Agreement, on May 1, 2007, the Company purchased the Wilson Creek Assets from the Vendor for cash consideration of One Hundred and Fifty Thousand dollars ($150,000.00 US).  The assets acquired are described below:

Title Documents	Lands	Vendor’s Interest

Alberta Cr. P& NG Lease	Twp. 44, Rge. 4 W5M:	3.125% Working Interest
No. 0480110034	Sec. 18
Dated November 6, 1980	All P&NG rights from the
Surface to the base of the Jurassic

Alberta Cr. P&NG Lease	Twp. 44, Rge. 4 W5M:	9.50% Working Interest
No. 0494090860	E½ Sec. 19
Dated November 6, 1980	All P&NG rights from the
Surface to the base of the
Pekisko formation excluding
Natural Gas rights to the
Base of the Edmonton Group

	Twp. 44, Rge. 4 W5M:	4.75% Pooled Interest
E½ Sec. 19
All Natural Gas rights to the
Base of the Edmonton Group

Alberta Cr. P&NG Lease	Twp. 44, Rge. 4 W5M:	4.75% Pooled Interest
No. 0400070135	SW¼ Sec. 19
Dated July 13, 2000	All Natural Gas rights to the
Base of the Edmonton Group

Alberta Cr. P&NG License	Twp. 44, Rge. 4 W5M:	4.75% Pooled Interest
No. 5403070306	NW¼ Sec. 19
Dated July 10, 2003	All Natural Gas right to the
Base of the Edmonton Group

Encumbrances
Crown S/S Royalty	Royalty

Wells

Regent et al 102 Minhik 8-18-44-4 W5M	Producing Gas Well	3.125%
Regent et at Minhik 9-18-44-4 W5M	Potential Gas Well	3.125%
Regent et al Minhik 8-19-44-4 W5M	Producing Gas Well	4.750%

Non Producing Oil and Gas Properties

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

Drilling was expected to commence in the fall of 2006, however we have been notified by the operator that they have delayed all drilling activities and as at the time of this report the Company has not been advised of any new proposed drilling date.

Disclosure of Oil and Gas Operations:

Reserves Reported to Other Agencies:

The Company did not report any reserves to other agencies since the beginning of the last fiscal year.

Production:

Following is a table showing production data for the most recently completed fiscal year from the date of the acquisition of the Wilson Creek operating assets to 2007 fiscal year end:

Average Sales Price		Average Production Cost	Net Production (less royalties)
2007		2007	2007
Oil per BOE	Gas per BOE*	Oil and Gas per BOE**	Oil BOE's	Gas BOE's*

0	$38.24	$11.11	0	152

* 6 mcf of gas equals one barrel of oil equivalent

** The Average Production costs for 2007 excludes certain extra-ordinary operating costs which were impacted during the months of May and June 2007 as a result of two one-time charges for historical gas compression fees for the periods Sept. 2006 - May 2007 and Mar. 2006 to Aug. 2006.  The Company has made a request for a reconciliation of these charges and once received will adjust its average production costs as may be required to reflect the May 2007 portion.  The balance of the charges will be passed along to the prior owner.

Productive Wells and Acreage as of September 30, 2007:

The Company had two producing wells at end of the fiscal year September 30, 2007.  Both wells are located just outside the city of Calgary, Alberta.

# of Producing Wells (Gross/Net)		Gross/ Net Developed Acres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

0	2/2	0	320/12.8	0	1280/50.4

Developed Acreage as at September 30, 2007:

The Company’s holds an interest in 1,280 total gross developed acres and 50.4 total net developed acres; “gross acres” means acres in which the Company has a working interest and “net acres” means the Company’s aggregate working interest in the gross acres.  This acreage relates to the Wilson Creek leases on which there are two producing wells and one potential producing well which is not in production at this time.

Undeveloped Acreage as at September 30, 2007:

As at September 30, 2007 Samoyed holds a total of 480 total gross undeveloped acres and 35.7 total net undeveloped acres that it acquired on May 1, 2007.  This acreage relates to the Wilson Creek leases and the Chain lease described above.

Drilling Activity:

The Company acquired these properties May, 2007.  During the most recent period that the Company has held title to these properties, which is from May 2007 to present there was no drilling activity on the leases.

Present Activities:

There are no present wells being drilled.  As of the date of this report, Samoyed management is reviewing its oil and gas acquisitions to determine whether to divest of its current assets as these assets have not met expectations of management.

Delivery Commitments:

The Company does not have any delivery commitments or any short or long term contractual obligations.

Marketing

We currently do not conduct any marketing activities.  We do not believe that any marketing activities will be necessary to conduct operations following on any of the properties described above.  The properties described above currently have operators who will be responsible for the marketing.  Should we take on the operatorship of a property then one of the responsibilities would be the marketing of the products.  At this time, we have no plans for becoming an operator.

Competition

Our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment and capital costs compared to our financial capabilities.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant assets.

Employees

We presently have no employees.  We hire consultants as required and rely on present management, being the directors and officers, to direct our business.  We will need to hire employees with experience in the oil and gas industry as we implement our business plan to grow the Company by acquisition of producing oil and gas assets and exploration and development properties where the Company may participate in drilling or in the acquisition of any business in the oil and gas industry.  The business plan of the Company at present does not require the Company to become the operator of any of the oil and gas properties they may acquire.  However, as the Company grows through acquisitions it will require employees with oil and gas expertise to review potential acquisitions and accounting and administrative staff to manage revenues and expenditures.  The Company intends to hire these employees as it raises capital and completes acquisitions requiring these employees.  While the Company does not intend to operate any of the properties it acquires at this time, should the Company find a property or properties of merit which would require an operator, the Company would need to hire additional staff for operations.  Should the Company be successful in the acquisition of an already operating business in the oil and gas industry then the company acquired may have existing employees that could assist Samoyed or Samoyed may be required to hire employees to undertake the oversight of the acquired business.

REGULATORY MATTERS AFFECTING OUR BUSINESS

Environment and Safety

The Company’s oil and gas acquisitions will be subject to numerous federal, state and local laws and regulations relating to environmental protection from the time oil and gas projects commence until abandonment.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with the Company’s assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose Samoyed to liability for the conduct of or conditions caused by others, or for acts of Samoyed which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on Samoyed’s financial position and results of operations.

The Oil Pollution Act of 1990 ("OPA") and regulations promulgated pursuant thereto impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills.  Few defenses exist to the liability imposed by the OPA, and such liability could be substantial.  A failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

Samoyed takes the issue of environmental stewardship very seriously and works diligently to insure that compliance with applicable environmental and safety rules and regulations.  Compliance with such laws and regulations has not had a material effect on our operations or financial condition in the past.  However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

Exploration and Operating Risks

The Company’s business will be  subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities and other property and injury to persons.  As protection against financial loss resulting from these operating hazards, the Company will maintain, through its operators, insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance.  Although Samoyed is not insured against all risks in all aspects of its business, such as political risk, business interruption risk and risk of major terrorist attacks, Samoyed believes that this coverage is customary for companies engaged in similar operations.  The occurrence of a significant event against which Samoyed is not fully insured would have a material adverse effect on Samoyed's financial position.

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

Facilities

We do not own or rent facilities of any kind.  At present we are operating from our principal office address that is located within the offices of our President.  We will continue to use this space for our executive offices for the foreseeable future.

Risk Factors Relating to our Business

Failure to Secure Additional Financing May Affect the Company's Ability to Survive.

We may require additional financing in addition to the funds we have raised from the sale of shares under our recent offering in order to establish profitable operations.  Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have a very serious effect on Samoyed's ability to survive.

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

Unproven Profitably Due to Lack of Operating History Makes an Investment in Samoyed an Investment in an Unproven Venture.

Samoyed was formed on August 31, 2005.  As of this date, we have limited revenues and operations, and we have few assets.

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

Difficulty For Samoyed Stockholders to Resell Their Stock Due to a Lack of Liquidity in the Public Trading Market

While we are quoted on the OTC Bulletin Board, we presently have not had any trading in the shares of our common stock.  Due to a lack of liquidity our Stockholders may find it difficult to sell any or all of  their stock. If a market for our common stock does develop, our stock price may be volatile.

Our independent auditors' report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, Child, Van Wagoner & Bradshaw, PLLC, state in their audit report, dated November 24, 2007 and included with this annual report, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from stockholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks".  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are quoted on the OTC Bulletin Board.  Our stock is considered a “penny stock”.  Purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Samoyed's business is the acquisition and operation of oil and natural gas assets that either produce or that we hope will produce revenue.  As of September 30, 2007, we had limited assets, minimal revenues from operations and little cash.  Exploration and development of oil and natural gas is extremely risky, particularly given our present financial condition.  An investment in the Company should be considered highly speculative due to that fact that oil and gas exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that expenditures we make on acquiring producing oil and gas properties will result in revenues.  There is no assurance that future exploration will result in new discoveries of oil or gas.  Exploratory drilling is very expensive and is subject to numerous risks, including the risk that no commercially productive oil and natural gas reservoirs will be encountered.  The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, cratering, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. These uncertainties could result in our portion of the drilling costs exceeding our financial resources to fund the drilling and therefore could result in suspension of drilling activities prior to completion of a well.  Our inability to participate in the drilling of wells that produce commercial quantities of oil and natural gas would have a material adverse effect on our business, financial condition and results of operations.

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

Our future operating results may fluctuate significantly depending upon a number of factors including industry conditions, prices of oil and natural gas, rate of drilling success, rates of production from completed wells and the timing of capital expenditures.  This variability makes it very difficult to predict when we might reach profitability and hence would have a serious impact on the value of an investor's investment in the Company.  In addition, any failure or delay in the realization of expected cash flows from initial operating activities could limit our future ability to continue exploration and to participate in economically attractive projects.

An increase or decrease  in oil and natural gas prices could seriously and negatively impact our business plans and operations.

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

Any extended or substantial decline or increase in oil and natural gas prices would have a material adverse effect on our ability to negotiate favorable joint ventures with viable industry participants, our ability to acquire drilling rights, the volume of oil and natural gas that could be economically produced, our cash flow and our access to capital.

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

We presently have a small working interest in an oil and gas drilling prospect in Alberta, Canada and in an oil and gas property with limited production.  We intend to acquire further properties which are expected to be development, exploration or producing properties.  We may rely on outside operators for the operations of our oil and gas properties.  Should we begin operating our own oil and gas properties we will be forced to hire either field contractors or our own field staff and management personnel to oversee the field operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR  COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol SMYD.  The Company’s stock was approved for quotation on April 16, 2007.  Following are the high and low bid prices for the two quarters.

Fiscal year ended September 30, 2007	High Bid	Low Bid
4th Quarter ended 09/30/07	0.01	0.01
3rd Quarter ended 06/30//2007	0.01	0.01

The stock price information above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 20, 2007, there were 5 market makers in the Company's stock.  There have been no reportable trades to date.

As of November 20, 2007, there were 45 registered record holders of the Company’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

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

Following is the use of proceeds for actual expenses incurred for our account from November 14, 2006 to September 30, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	0
Office and administration, including accounting	38,306	0

Net proceeds of the offering after payment of the above costs were $261,964.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting fees and legal	50,995	1,000
Oil and Gas Acquisition	150,000	0
Office and administration	0	866

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation

Samoyed is a development stage company with no operations, little revenue, no financial backing and few assets.  Our plan of operation is to establish ourselves as an oil and gas company with both production and exploration properties.

During the first stages of Samoyed’s growth the officers and directors intend to provide all the management to further the sourcing of oil and gas properties.  Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.  This will assist is keeping costs to a minimum.  We may need to hire industry experts to review properties prior to undertaking any more acquisitions.

How long Samoyed will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated.  At the present time we do not have sufficient funds available to pay our expenses.  We completed  an offering to raise a total of $300,000 during fiscal 2007, a portion of the funds raised have been used to purchase oil and gas assets  ($150,000) and the remaining funds are for working capital.  Management is of the opinion that we will have to raise additional funds in order to continue operations for fiscal 2008.  At this time, there are no anticipated sources of additional funds in place.

If we are unable to raise additional funding we will not be able to survive more than a few months.  Management’s plan was to acquire properties to generate sufficient revenues for operations from oil and gas production on the recently acquired property, however not all of the wells drilled on the property are currently producing and there will be additional funds required to bring them on stream to generate revenues.  The Company may not have sufficient funds to be able to fund the cash requirements of the properties.

We anticipate that we can meet our financial obligations and pursue our plan of operations during the next twelve month period if we can raise an additional $250,000.  We will have to raise this funding through equity or debt.  We presently do not have any immediate sources for this funding.  It may be difficult to raise this additional funding due to the fact that our stock is illiquid.

Management is currently determining whether to seek other opportunities for business acquisitions in order to bring shareholder value.  This may be difficult as any other business opportunities would also require funding which is not presently available.

 (c)   Off-balance sheet arrangements

Not Applicable

ITEM 7.      FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Form 10-KSB.

SAMOYED ENERGY CORP.

FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND 2006

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

SAMOYED ENERGY CORP

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-12

Child, Van Wagoner & Bradshaw, PLLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Samoyed Energy Corp.

Canmore, Alberta

We have audited the accompanying balance sheets of Samoyed Energy Corp. (a Nevada development stage company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2007 and 2006, and  for the period from August 31, 2005 (date of inception) to September 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Samoyed Energy Corp. as of September 30, 2007 and 2006, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years ended September 30, 2007 and 2006, and for the period from August 31, 2005 (date of inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no significant source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

                                                                                      Certified Public Accountants

Salt Lake City, Utah

November 24, 2007

SAMOYED ENERGY CORP. (A Development Stage Company) Balance Sheets
	September 30,
	2007	2006
Current Assets
Cash	$114,467	$10,776
GST receivable	5,516	0
Accounts receivable	1,850	0
Deferred Offering Costs	0	5,000
Total Current Assets	121,833	15,776

Oil and gas properties	16,563	16,562

Total Assets	$138,396	$32,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$112,901	$5,250

Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,500,000 common shares as at September 30, 2007 and 3,500,000 common shares as at September 30, 2006.	6,500	3,500
Additional Paid in Capital	290,464	31,500
Deficit accumulated during development stage	(271,469)	(7,912)
Total Stockholder’s Equity	25,495	27,088
Total Liabilities and Stockholders’ Equity	$138,396	$32,338

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Operations

	For the Year Ended September 30,		From Inception (August 31, 2005) to September 30, 2007
	2007	2006
Oil and gas sales	$5,918	$0	$5,918

Cost of Sales:
Royalties	1,047	0	1,047
Operating Costs	2,820	0	2,820
Transportation	170	0	170
	4,037	0	4,037
Gross Profit	1,881	0	1,881
OPERATING EXPENSES
Organizational costs	$0	$0	$1,250
Professional fees	113,460	6,016	119,476
Office	873	596	914
Bank charges	1,106	0	1,711
Impairment of oil and gas property	149,999	0	149,999
TOTAL OPERATING EXPENSES	$265,438	$6,612	$273,350
NET INCOME (LOSS)	$(263,557)	$(6,612)	$(271,469)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(0.05)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,375,915	3,500,000

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity

for the period from August 31, 2005 (Date of Incorporation) to September 30, 2007

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.01	3,500,000	$ 3,500	$ 31,500	$ 0	$ 35,000
Net loss	0	0	0	(1,300)	(1,300)

Balance at September 30, 2005	3,500,000	3,500	31,500	(1,300)	(33,700)
Net loss	0	0	0	(6,612)	(6,612)

Balance at September 30, 2006	3,500,000	3,500	31,500	(7,912)	27,088
Capital stock issued for cash – at $0.10	3,000,000	3,000	297,000	0	300,000
Issuance costs	0	0	(38,036)	0	(38,036)
Net Loss	0	0	0	(263,557)	(263,557)

Balance at September 30, 2007	6,500,000	$ 6,500	$ 290,464	$ (271,469)	$ 25,495

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended	Year Ended	FROM INCEPTION (AUGUST 31, 2005) TO SEPTEMBER 30, 2007
	September 30, 2007	September 30, 2006
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(263,557)	$(6,612)	$(271,469)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Deferred offering costs and deposits	5,000	(16,562)	(16,562)
GST receivable	(5,516)	0	(5,516)
Accounts receivable	(1,850)	0	(1,850)
Prepaid expenses and deposits	16,562	0	16,562
Accounts payable and accrued liabilities	107,651	4,000	112,901
Impairment of oil and gas property	149,999	0	149,999
Net cash provided by (used in) operating activities	8,289	(19,174)	(15,935)

Cash flow from (used in) financing activities
Issuance of common stock	300,000	-	335,000
Issuance costs	(38,036)	-	(38,036)
Net cash provided by financing activities	261,964	-	296,964

Cash flow from (used in) investing activities
Acquisition of oil and gas properties	(166,562)	-	(166,562)
Net cash used in investing activities	(166,562)	-	(166,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,691	(19,174)	114,467
Cash and cash equivalents at beginning of period	10,776	29,950	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$114,467	$10,776	$114,467

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	0	0
Income taxes	0	0	0

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on August 31, 2005.  The Company’s year-end is September 30.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized significant revenues from its planned operations.  The Company intends to operate in Canada as an oil and gas exploration, development, production and acquisition company.  On February 15, 2006 the Company executed a Farm-out agreement with 313866 Alberta Ltd in the Chain 11 - 18 – 33 – 16W4W4 for $16,562 to earn a 3.333% Working Interest.  The property has not yet been drilled.

On April 23, 2007, Samoyed Energy Corp. (the “Company”) finalized negotiations with Stone Canyon Resources Inc. (the “Vendor”) to purchase the Vendor’s interest in certain producing oil and gas leases and certain oil and gas exploration leases in the Province of Alberta, Canada (the “Wilson Creek Assets”).  On April 30, 2007, the Company and the Vendor executed a Purchase and Sale Agreement (the “Agreement”).  Pursuant to the Agreement, on May 1, 2007, the Company purchased the Wilson Creek Assets from the Vendor for cash consideration of One Hundred and Fifty Thousand dollars ($150,000.00 US).  The Wilson Creek Assets include various working interests in land and producing and non-producing wells.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $271,469 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2

Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

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

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Note 2

Significant Accounting Policies (continued)

b)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have only recently commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)

Offering Expenses

The Company filed a Form SB-2 Registration Statement to offer to the public up to 3,000,000 common shares at $0.10 per share.  The $38,036 costs relating to this Registration Statement were charged to capital, as the offering was successful.

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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Note 2

Significant Accounting Policies (continued)

g)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as all of the Company’s operations are in Canada.  The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting Standards No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year and any exchange gains or losses are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date.  Any exchange gains or losses are included in the Statement of Operations.

h)

Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  SFAS No. 157 is effective for our fiscal year beginning October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115.  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective as of the beginning of our fiscal year which begins October 1, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Note 2

Significant Accounting Policies (continued)

i)

Impairment

The Company applies a ceiling test to the capitalized costs of its petroleum and natural gas properties to ensure that the net carrying value does not exceed the estimated future undiscounted net revenues from production of gross proved reserves plus the cost of unproved properties excluded from depletion. Net revenues are estimated using forecasted prices, less estimated costs directly associated with the development, production, and sale of reserves. Should the ceiling test result in an excess of carrying value, the Company would then measure the amount of impairment by comparing the carrying value amounts of property and equipment to an amount equal to the estimated net present value of future cash flows from proved plus probable reserves, using a risk free interest rate, plus the cost of unproved properties. Any reduction in the net carrying value of petroleum and natural gas properties as a result of the ceiling test is charged to operations.

Note 3

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On September 23, 2005, the Company issued 3,500,000 shares of common stock at $0.01 per share for cash totaling $35,000.

During the quarter ended March 31, 2007, the Company sold 3,000,000 shares of common stock at $0.10 per share for cash totaling $300,000.

Note 4

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$42,515
Valuation allowance for deferred tax asset	(42,515)

$0

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

At September 30, 2007 the Company has accumulated non-capital losses totaling $121,470; September 30, 2006 ($7,912), which are available to reduce taxable income in future taxation years.  An impairment loss of $149,999 has yet to be recognized for income tax purposes.  These losses expire beginning in 2025.  The allowance increased $39,745 for the year ended September 30, 2007.

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Note 5

Related Party Transactions

During the fiscal year ended September 30, 2007, Dan Koyich earned a management fee of $23,000 and Christopher Yee earned a management fee of $34,318 and an accounting fee of $15,182.  The total amounts of $72,500 are included in accounts payable and accrued liabilities.  The amounts due were paid in October 2007.

During the fiscal year ended September 30, 2007, Dan Koyich a director and officer of the Company purchased a total of 47,861 common shares at $0.10 per common shares under the Company’s prospectus offering.

Note 6

Oil & Gas Properties

In conducting the ceiling test as at September 30, 2007, the Company’s estimated future cash flows did not exceed the carrying value of the related petroleum and natural gas properties. The resulting impairment of $149,999 is included in the statement of operations. The petroleum and natural gas properties are now carried at a nominal amount.

Note 7

Subsequent Events

On October 15, 2007, Mr. Wally Yee and Mr. David Burroughs, each a Director of Samoyed Energy Corp. (the “Company”), informed the Board of Directors of the Company that each was resigning from the Board of Directors effective October 15, 2007 and tendered their resignations.  Neither Mr. Yee nor Mr. Burroughs resigned as the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On October 31, 2007, Stone Canyon Resources Inc. purchased a total of 3,116,438 shares of common stock of Samoyed Energy Corp. (the "Company") from Christopher Yee (Director), W. Scott Lawler, Daniel Koyich (Director), David A. Burroughs, Scott Koyich, Wally Yee, Derrek Moore, Robert Moore and Pam Johnston, shareholders of the Company, for an aggregate of  $295,282.46 in cash.  The total of 3,116,438 shares represented 47.9% of the shares of outstanding common stock of the Company at the time of transfer. The acquisition of these shares by Stone Canyon Resources Inc. effected a change of control of the Company.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 8A.  CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Christopher Yee	50	President and Member of the Board of Directors
Daniel Koyich	68	Secretary, Treasurer and Member of the Board of Directors

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

Christopher F. Yee, President, Director

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

Daniel R. Koyich, Secretary-Treasurer, Director, age 68

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of our  officers, directors or beneficial owner of more than 10% of our securities did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company hopes to prepare and finalize a code of ethics before the end of fiscal 2008.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.  The Board of Directors intends to appoint an audit committee during the fiscal year ended September 30, 2008.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last two fiscal years.  No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Christopher Yee, PEO	2007	$49,500	-0-	-0-	-0-	-0-	-0-	-0-	$49,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company does not currently have any Equity Award Plans.

DIRECTORS COMPENSATION

The Company has made no arrangements for the remuneration of its directors or officers, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of November 20, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Darren Blaney 318 4th Street Stirling, AB T0K 2E0	410,959 common shares held directly	6.32%
Common	Stone Canyon Resources Inc., 1530 9th Ave S.E., Calgary, Alberta T2G 0T7	3,116,438 common shares held directly	47.95%

Common	International Securities Group Inc. 1530 9th Ave SE Calgary, Alberta T2G 0T7	576,130 common shares held directly	8.86%

(1)Based on 6,500,000 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of November 20, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Christopher Yee, President and director.	18,265 shares of common stock held directly.	0.00%
Common	Daniel Koyich, Secretary, Treasurer and Director	18,265 shares of common stock held directly.	0.00%
Common	All Officers and Directors as a group	36,530 shares of Common stock	0.00%

(1)Based on 6,500,000 shares of common stock outstanding.

Changes in Control

On October 31, 2007, Stone Canyon Resources Inc. purchased a total of 3,116,438 shares of common stock of Samoyed Energy Corp. (the "Company") from Christopher Yee (Director), W. Scott Lawler, Daniel Koyich (Director), David A. Burroughs, Scott Koyich, Wally Yee, Derrek Moore, Robert Moore and Pam Johnston, shareholders of the Company, for an aggregate of $295,282.46 in cash.  The total of 3,116,438 shares represented 47.9% of the shares of outstanding common stock of the Company at the time of transfer.  The acquisition of these shares by Stone Canyon Resources Inc. effected a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the fiscal year ended September 30, 2007, Dan Koyich was paid a management fee of $23,000 and Christopher Yee was paid a management fee of $34,318 and an accounting fee of $15,182.

During the fiscal year ended September 30, 2007, Dan Koyich a director and officer of the Company purchased a total of 47,861 common shares at $0.10 per common shares under the Company’s prospectus offering.

Director Independence

As of the date of this report, we do not have any independent directors.  During fiscal year 2007 our independent directors were:

Dave Burroughs

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company.  A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.

the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.

the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;

3.

the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.

the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.

the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services.  The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended September 30, 2007 and September 30, 2006:

Services	2007	2006
Audit fees	$4,600	$3,400
Audit related services	0	0
Tax fees	$500	$500
Total fees	$5,100	$3,900

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

Date:   November 28, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   November 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the majority of the board of directors:

By:  /s/ Christopher Yee

Name: Christopher Yee

Title:   President and Director (Principal Executive Officer)

Date:   November 28, 2007

By: /s/ Dan Koyich

Name: Dan Koyich

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:   November 28, 2007