Form 10QSB
period 2007-12-31
SAMOYED ENERGY CORP
filed 2008-02-14
CIK 1342936

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-52390

SAMOYED ENERGY CORP

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2440, 10303 Jasper Avenue

Edmonton, Alberta T5J 3N6

 (Address of principal executive offices)

(780) 428-6022

 (Issuer’s telephone number)

Suite 2 -136 Stonecreek Rd.,

Canmore, Alberta T1W 3A5

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

47,450,005 common shares outstanding as of February 5, 2008

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

Page

Financial Statements:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 to F-5

SAMOYED ENERGY CORP.
Interim Balance Sheets
Unaudited

	December 31, 2007	September 30, 2007 (Note 1)
Current Assets
Cash	$-	$114,467
GST Receivable	5,519	5,516
Accounts Receivable	3,559	1,850
Total Current Assets	9,078	121,833

Advance for oil and gas joint venture	16,562	16,563
Total Assets	$25,640	$138,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$460	-
Accounts payable and accrued liabilities	4,228	$112,901
	4,688	112,901

Stockholders’ Equity
Capital stock
Authorized:
547,500,000 common shares, par value $0.001 per share
Issued and outstanding:
47,450,005 common shares as at December 31, 2007 and September 30, 2007.
	47,450	47,450
Additional Paid in Capital	249,514	249,514
Deficit accumulated during development stage	(276,012)	(271,469)
Total Stockholder’s Equity	20,952	25,495
Total Liabilities and Stockholders’ Equity	$25,640	$138,396

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

	For 3 Months Ended December 31,		From Inception (August 31, 2005) to December 31, 2007
	2007	2006
Oil and gas sales	$3,954	$-	$9,872

Cost of Sales:
Royalties	591	-	1,638
Operating Costs	1,536	-	4,356
Transportation	118	-	288
	2,245	-	6,282
Gross Profit	1,709	-	3,590
OPERATING EXPENSES
Organizational costs	$-	$-	$1,250
Professional fees	5,404	1,400	124,880
Office	-	-	914
Bank charges	181	171	1,892
Transfer agent	667	-	667
Impairment of oil and gas property	-	-	149,999
TOTAL OPERATING EXPENSES	$6,252	$1,571	$279,602
NET INCOME (LOSS)	$(4,543)	$(1,571)	$(276,012)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from Operations	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,450,005	25,550,000

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

	Three Months Ended December 31,		From Inception (August 31, 2005) to December 31, 2007
	2007	2006
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(4,543)	$(1,571)	$(276,012)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Deferred offering costs and deposits	-	-	(16,562)
GST receivable	-	-	(5,516)
Accounts receivable	(1,712)	-	(3,562)
Prepaid expenses and deposits	-	-	16,562
Accounts payable and accrued liabilities	(108,672)	(2,000)	4,229
Impairment of oil and gas property	-	-	149,999
Net cash provided by (used in) operating activities	(114,927)	(3,571)	(130,862)

Cash flow from (used in) financing activities
Issuance of common stock	-	-	335,000
Issuance costs	-	-	(38,036)
Net cash provided by financing activities	-	-	296,964

Cash flow from (used in) investing activities
Acquisition of oil and gas properties	-	-	(166,562)
Net cash used in investing activities	-	-	(166,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,927)	(3,571)	(460)
Cash and cash equivalents at beginning of period	114,467	10,776	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$(460)	$7,205	$(460)

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	0	0
Income taxes	0	0	0

The accompanying notes are an integral part of these financial statement

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2007

Note 1- Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended September 30, 2007, of Samoyed Energy Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations, and cash flows of Samoyed Energy Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2007, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2- Common Stock

On December 10, 2007, the Board of Directors of the Company approved a forward split of the issued and authorized capital of the Company at the ratio of 1 existing share resulting in 7.3 common shares as at December 12, 2007, the Record date.

The authorized capital of the Company was correspondingly increased on December 17, 2007 from 75,000,000 to 547,500,000 common shares at a par value of $0.001.  The number of issued and outstanding shares of common stock of the Company issued after the change was 47,450,005 shares of common stock.  Each fractional common share was rounded up to the next whole number.

Note 3- Related Party Transactions

During the quarter ended December 31, 2007 Christopher Yee charged and was  paid a consulting and accounting fee totalling $2,400.

Note 4- Other Events

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

SAMOYED ENERGY CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2007

Note 4- Other Events (Cont’d)

On December 3, 2007, Mr. Christopher Yee and Mr. Daniel Koyich resigned from the Company’s Board of Directors. Mr. Donald Getty and Ms. Lisa Jacobson were appointed as directors.

On December 3, 2007, Mr, Christopher Yee resigned as the President of the Company and Mr. Danial Koyich resigned as the Secretary-Treasurer of the Company.  Mr. Donald Getty was appointed as the President and Ms. Lisa Jacobson was appointed as the Secretary-Treasurer.

On February 4, 2008 the Company announced the signing of a letter of intent for a business combination with Advanced Voice Recognition Systems, Inc. (“AVRS”) and other transactions that, upon completion, would result in the current shareholders of AVRS becoming owners of an aggregate of 140,000,000 shares of SMYD common stock, or approximately 86% of the then outstanding common stock of SMYD.  In addition to the stock exchange between SMYD and the AVRS shareholders, the letter of intent also contemplates the transfer of all of SMYD’s current oil and gas assets and liabilities to SMYD’s largest shareholder in exchange for that shareholder’s transfer to SMYD of 22,749,998 shares of SMYD common stock currently owned by it.  Shareholders of SMYD will also return to the treasury 4,000,000 shares of SMYD common stock owned by them.

Note 5 – Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009.  We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”.  This statement permits companies to choose to measure many financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.  The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

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

a)

 Plan of Operation

Samoyed is a development stage company with limited operations, limited revenue, no financial backing and few assets.  Our plan of operations was to establish ourselves as an oil and gas company with both production and exploration properties.

The Company made two oil and gas acquisitions during fiscal 2006 and 2007.   We acquired an oil and gas exploration property which was expected to be drilled during March 2008.   Subsequent to the period covered by this report, in early January the Company received notification from the operator that they did not intend to commence drilling and would not likely drill the property in the near future.   As well, the revenues from the oil and gas production property acquired by the Company during fiscal 2007 have been considerably less than anticipated and there has been no indication of any intent to drill any additional prospects on the property.  During the quarter covered by this report management and the Board of Directors of the Company determined to re-organize and review with a view to further opportunities in the oil and gas business and elsewhere.  On October 13, 2007 two of the directors of the Company determined to resign to give management the chance to seek other directors that might be able to assist with the growth of the Company.  The Company had little capital and did not have sufficient funds available to continue operations without raising additional capital.  The Company had expected to rely on shareholder loans and the possible raising of additional working capital by way of equity funding. The management of the Company spoke to several funding sources during the period covered by this report and they were unable to get any interest in putting additional capital into the Company.

The vendor of the property, Stone Canyon Resources Inc. made an offer to certain of the shareholders to acquire their shares and on October 31, 2007 they acquired a total of 3,116,438 shares which represented 47.9% of the shares of outstanding common stock of the Company at the time of transfer. The acquisition of these shares by Stone Canyon Resources Inc. effected a change in voting control of the Company but not a change in management.   Stone Canyon Resources Inc. had meetings with management to see if they could raise additional funds collectively for further acquisitions and operations.   However, the efforts to get interest in funding was unsuccessful.

On December 3, 2007, Daniel Koyich and Christopher Yee resigned as directors and officers of the Company and Lisa Jacobson and Donald Getty were appointed as directors.

On December 10, 2007, with a view to increasing the opportunity to raise additional funds,   the Board of Directors of the Company approved a forward split of the issued and authorized capital of the Company at the ratio of 1 existing share resulting in 7.3 common shares as at December 12, 2007, the Record date.

The authorized capital of the Company was correspondingly increased on December 17, 2007 from 75,000,000 to 547,500,000 common shares at a par value of $0.001.  The number of issued and outstanding shares of common stock of the Company issued after the change was 47,450,005 shares of common stock.  Each fractional common share was rounded up to the next whole number.

Attempts to raise further funding for the oil and gas operations were still unsuccessful.  Mr. Getty and Ms. Jacobson reviewed the opportunities and options for growth and made a determination it would be in the best interests of the Company to seek other business opportunities which might be more easily financed.

On January 22, 2008, the Company executed a Termination Agreement regarding the Farm-out agreement between 313866 Alberta Ltd. and the Company in the Chain 11 - 18 – 33 – 16W4W4.   The Company received a total of $5,000 as consideration for the sale of the property.

On February 4, 2008 the Company announced the signing of a letter of intent for a business combination with Advanced Voice Recognition Systems, Inc. (“AVRS”) and other transactions that, upon completion, would result in the current shareholders of AVRS becoming owners of an aggregate of 140,000,000 shares of SMYD common stock, or approximately 86% of the then outstanding common stock of SMYD.  In addition to the stock exchange between SMYD and the AVRS shareholders, the letter of intent also contemplates the transfer of all of SMYD’s current oil and gas assets and liabilities to SMYD’s largest shareholder in exchange for that shareholder’s transfer to SMYD of 22,749,998 shares of SMYD common stock currently owned by it.  Shareholders of SMYD will also return to the treasury 4,000,000 shares of SMYD common stock owned by them.

Stone Canyon Resources Inc. has agreed in principal to the return of the shares in exchange for the return of the oil and gas properties.

In order to complete the acquisition as detailed above, the Company will be required to raise sufficient funds to fund operations of both the Company and AVRS.

There can be no assurance that the Company will be successful in raising sufficient capital to continue operations or to finalize the business combination contemplated by the letter of intent, so we will look to raise funds for this acquisition by way of loans or equity.

Should we be unable to complete the proposed business combination we will continue to maintain the interest in our existing oil and gas property, and will continue seeking other acquisition opportunities.

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

Following is the use of proceeds for actual expenses incurred for our account from November 14, 2006 to December 31, 2007, in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$0	$0
Office and administration, including accounting	$38,306	$0

Net proceeds of the offering after payment of the above costs were $261,964.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting fees and legal	$51,223	$17,124
Oil and Gas Acquisition	$150,000	$0
Office and administration	$23,000	$1,498
Consulting	$0	$19,119

All of the proceeds from the offering of the securities have been expended as of December 31, 2007.

ITEM 5.

OTHER INFORMATION

On December 3, 2007, Christopher Yee resigned as the President of the Company and Daniel Koyich resigned as the Secretary-Treasury.  Donald Getty was appointed President and and Lisa Jacobson was appointed Secretary-Treasurer of the Company.

Farm-out Termination Agreement

On January 22, 2008, the Company executed a Termination Agreement regarding the Farm-out agreement between 313866 Alberta Ltd. and the Company in the Chain 11 - 18 – 33 – 16W4W4.   The Termination Agreement is appended as an Exhibit to this filing.

ITEM 6.

EXHIBITS

Exhibit Index

	EXHIBIT	REFERENCE
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
3.2	Certificate of Change	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on December 18, 2007
3.3	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
10.1	Farmout Agreement dated February 9, 2006 between 313866 Alberta Ltd. and Samoyed Energy Corp.	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.2	Exhibit A to Farmout Agreement dated February 9, 2006 - Canadian Association Of Petroleum Landmen, (CAPL) (1990 version) operating procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.3	Exhibit B to Farmout Agreement dated February 9, 2006 - Petroleum Accountants Society Of Canada (PASC) (1996 version) accounting procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006

10.4	Purchase and Sale Agreement dated April 30, 2007, between Samoyed Energy Corp. and Stone Canyon Resources Inc.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on May 2, 2007
10.5	Termination Agreement dated January 22, 2008, between 313866 Alberta Ltd. and Samoyed Energy Corp.	Filed herewith
10.6	Letter of Intent dated January 28, 2008, between Advanced Voice Recognition Systems, Inc. and Samoyed Energy Corp.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on February 4, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMOYED ENERGY CORP.

Date:  February 14, 2008

By:  /s/ Donald R. Getty

Name: Donald R. Getty

Title:   President and Director (Principal Executive Officer)

Date:   February 14, 2008

By: /s/ Lisa Jacobson

Name: Lisa Jacobson

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    February 14, 2008