Form 10QSB
period 2008-03-31
SAMOYED ENERGY CORP
filed 2008-05-15
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-52390

SAMOYED ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2440, 10303 Jasper Avenue,

Edmonton, Alberta T5J 3N6

 (Address of principal executive offices)

(780) 428-6002

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

47,450,005 common shares outstanding as of May 8, 2008

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-5

SAMOYED ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	March 31, 2008 Unaudited	September 30, 2007 (Note 2) Audited
Current Assets
Cash	$-	$114,467
GST receivable	6,059	5,516
Accounts receivable	3,959	1,850
Total Current Assets	10,018	121,833

Advance for oil and gas joint venture	-	16,563
Total Assets	$10,018	$138,396

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$263	$112,901
Payable – related party	13,877	-
	14,140	112,901
Stockholders’ Equity(Deficit)
Capital stock
Authorized:
547,500,000 common shares, par value $0.001 per share
Issued and outstanding:
47,450,005 common shares as at March 31, 2008 and September 30, 2007.	47,450	47,450
Additional Paid in Capital	249,514	249,514
Deficit accumulated during development stage	(301,086)	(271,469)
Total Stockholder’s Equity(Deficit)	(4,122)	25,495
Total Liabilities and Stockholders’ Equity	$10,018	$138,396

The accompanying notes are an integral part of these unaudited financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		From Inception (August 31, 2005 to) March 31, 2008
	2008	2007	2008	2007
Oil and gas sales	$3,896	-	$7,849	-	$13,768

Cost of Sales:
Royalties	536	-	1,127	-	2,174
Operating Costs	294	-	1,831	-	4,650
Transportation	104	-	221	-	392
	934	-	3,179	-	7,216

Gross Profit	2,962	-	4,670	-	6,552

OPERATING EXPENSES
Organizational costs	-	-	-	-	1,250
Professional fees	7,797	1,000	13,200	2,400	132,677
Office	1,789	-	1,789	-	2,703
Bank charges	(28)	131	153	302	1,864
Transfer agent	3,681	-	4,348	-	4,348
Marketing	630	-	630	-	630
Workovers	2,599	-	2,599	-	2,599
Exchange gain/loss	(201)	-	(201)	-	(201)
Impairment of oil and gas property	11,769	-	11,769	-	161,768
TOTAL OPERATING EXPENSES	28,036	1,131	34,287	2,702	307,638

NET INCOME (LOSS)	$(25,074)	$(1,131)	$(29,617)	$(2,702)	$(301,086)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,450,005	4,300,000	47,450,005	3,895,604

The accompanying notes are an integral part of these financial statements.

SAMOYED ENERGY CORP.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

	Six Months Ended		From inception (August 31, 2005) through March 31, 2008
	March 31, 2008	March 31, 2007
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)	$(29,617)	$(2,702)	$(301,086)
Adjustment to reconcile net loss to net cash used by operating activities
Changes in assets and liabilities:
Accounts receivable	(2,109)	-	(3,959)
GST receivable	(543)	(1,952)	(6,059)
Deferred offering costs and deposits	-	5,000	(16,562)
Prepaid expenses and deposits	-	(150,000)	16,562
Accounts payable and accrued liabilities	(112,638)	5,275	263
Impairment of oil and gas property	16,563	-	166,562
Net cash provided by (used in) operating activities	(128,344)	(144,379)	(144,279)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES
Loans payable	13,877	-	13,877
Issuance of capital stock for cash	-	300,000	335,000
Issuance costs	-	(38,036)	(38,036)
Net cash provided by financing activities	13,877	261,964	310,841

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES
Acquisition of capital assets	-	-	(166,562)
Net cash provided by (used in) investing activities	-	-	(166,562)

Net increase (decrease) in cash and cash equivalents	(114,467)	117,585	-
Cash and cash equivalents at beginning of period	114,467	10,776	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$-	$128,361	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements

SAMOYED ENERGY CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended March 31, 2008

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Note 3 – Payable – related party

At March 31, 2008, advances totaling $13,877 made to the Company by a shareholder of the Company are outstanding.   The notes are non-interest bearing with no specific terms of re-payment.

Note 4- Other Events

On February 4, 2008 the Company announced the signing of a letter of intent for a business combination with Advanced Voice Recognition Systems, Inc. (“AVRS”) and other transactions that, upon completion, would result in the current shareholders of AVRS becoming owners of an aggregate of 140,000,000 shares of SMYD common stock, or approximately 86% of the then outstanding common stock of SMYD.  In addition to the stock exchange between SMYD and the AVRS shareholders, the letter of intent also contemplates the transfer of all of SMYD’s current oil and gas assets and liabilities to SMYD’s largest shareholder in exchange for that shareholder’s transfer to SMYD of 22,749,998 shares of SMYD common stock currently owned by it.  Shareholders of SMYD will also return to the treasury 4,000,000 shares of SMYD common stock owned by them. On March 28, 2008, the Company executed an extension of its letter of intent for a business combination with AVRS and other transactions that, upon completion, would result in the current shareholders of AVRS becoming owners of an aggregate of 140,000,000 shares of SMYD common stock, or approximately 86% of the then outstanding common stock of SMYD.

SAMOYED ENERGY CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended March 31, 2008

Note 4- Other Events (continued)

The letter of intent which was announced in February 2008 included a provision for expiry if the formal exchange agreement was not signed within 60 days.  The letter of intent has been amended to extend this period to May 15, 2008 as additional time is needed to complete the audit of the financial statements of AVRS.

On April 28, 2008, the Company entered into a definitive stock exchange agreement dated as of April 14, 2008, between the Company and the shareholders of AVRS.

Note 5 – Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning October  1, 2009.  We are currently evaluating the provisions of FAS 141(R) and FAS 160.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE EASURMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008.

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

Unless otherwise stated, all dollar amounts in this quarterly report, including our financial statements, are stated in United States dollars.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.

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

The vendor of the property, Stone Canyon Resources Inc. made an offer to certain of the shareholders to acquire their shares and on October 31, 2007 they acquired a total of 3,116,438 shares which represented 47.9% of the shares of outstanding common stock of the Company at the time of transfer. The acquisition of these shares by Stone Canyon Resources Inc. effected a change in voting control of the Company but not a change in management.   Stone Canyon Resources Inc. had meetings with management to see if they could raise additional funds collectively for further acquisitions and operations.   However, efforts to get interest in funding the operations of the Company were unsuccessful.

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

On March 28, 2008, the Company entered into an extension of its letter of intent, extending the date for entry into a definitive agreement to May 15, 2008.

On April 28, 2008, the Company entered into a definitive stock exchange agreement dated as of April 14, 2008, between the Company and the shareholders of AVRS.

Pursuant to the Stock Exchange Agreement, at closing the AVRS shareholders will exchange with, and transfer to, the Company all of the issued and outstanding shares of capital stock of AVRS.  In exchange, the Company will exchange with, and issue to, the AVRS shareholders an aggregate of 140,000,000 shares of the Company’s common stock.  The closing of the stock exchange agreement is subject to the following conditions:

-

The Company must deliver to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of the Company’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of the Company’s common stock currently owned by Stone Canyon, which transfer is to be completed immediately following the closing of the stock exchange agreement;

-

Certain shareholders of the Company holding an aggregate of 500,000 shares of the Company’s common stock must pay to the Company $250,000;

-

Certain shareholders of the Company holding an aggregate of 3,500,000 shares of the Company’s common stock must agree to pay to the Company an amount equal to $1,750,000 within 90 days of the closing of the stock exchange agreement, or in the alternative, tender to the Company for cancellation two shares of the Company’s common stock for every $1 not paid; and

-

Certain shareholders of the Company holding shares of the Company’s common stock must agree that, commencing on the date the stock exchange agreement closes, and ending on a date one year later, the shareholders will not, without the written consent of  the Company, (i) sell, offer to sell, contract or agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, certain of their shares of the Company’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of  those shares of the Company’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission.

-

An audit of the financial statements of AVRS must be completed.

The Company anticipates closing the Stock Exchange Agreement on or before May 15, 2008.

Stone Canyon Resources Inc. has agreed in principal to the return of the shares in exchange for the return of the oil and gas properties.

In order to complete the acquisition as detailed above, the Company will be required to raise sufficient funds to fund operations of both the Company and AVRS.

There can be no assurance that the Company will be successful in raising sufficient capital to continue operations or to finalize the business combination contemplated by the share exchange agreement.  The Company will look to raise funds for this acquisition by way of loans or equity.

Should we be unable to complete the proposed business combination we will continue to maintain the interest in our existing oil and gas property, and will continue seeking other acquisition opportunities.

 (c)   Off-balance sheet arrangements

Not Applicable

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibit Index

	EXHIBIT	REFERENCE
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
3.2	Certificate of Change	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on December 18, 2007
3.3	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005
10.1	Farmout Agreement dated February 9, 2006 between 313866 Alberta Ltd. and Samoyed Energy Corp.	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.2	Exhibit A to Farmout Agreement dated February 9, 2006 - Canadian Association Of Petroleum Landmen, (CAPL) (1990 version) operating procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006

10.3	Exhibit B to Farmout Agreement dated February 9, 2006 - Petroleum Accountants Society Of Canada (PASC) (1996 version) accounting procedure	Incorporated by reference to the Exhibits filed with Form SB-2, Amendment No. 1 filed with the SEC on October 16, 2006
10.4	Purchase and Sale Agreement dated April 30, 2007, between Samoyed Energy Corp. and Stone Canyon Resources Inc.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on May 2, 2007
10.5	Termination Agreement dated January 22, 2008, between 313866 Alberta Ltd. and Samoyed Energy Corp.	Incorporated by reference to the Exhibit filed with Form 10-QSB with the SEC on February 14, 2008
10.6	Letter of Intent dated January 28, 2008, between Advanced Voice Recognition Systems, Inc. and Samoyed Energy Corp.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on February 4, 2008
10.7	Extension of Letter of Intent dated March 28, 2008 between Advanced Voice Recognition Systems, Inc. and Samoyed Energy Corp.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on March 31, 2008
10.8	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp and the shareholders of Advanced Recognition Systems Inc.	Incorporated by reference to the Exhibit filed with Form 8-K filed with the SEC on May 1, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMOYED ENERGY CORP.

Date:  May 15, 2008

By:  /s/ Donald R. Getty

Name: Donald R. Getty

Title:   President and Director (Principal Executive Officer)

Date:   May 15, 2008

By: /s/ Lisa Jacobson

Name: Lisa Jacobson

Title:   Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    May 15, 2008