Form 10-Q
period 2008-06-30
Advanced Voice Recognition Systems, Inc
filed 2008-08-14
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 000-52390

Advanced Voice Recognition Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive
Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 704-4183
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of August 13, 2008, 164,700,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 Unaudited and December 31, 2007	1

	Unaudited Consolidated Statements of Operations for the three and six months Ended June 30, 2008 and 2007 and from Inception to June 30, 2008	2

	Unaudited Consolidated Statement of Stockholders’ Deficit as of June 30, 2008	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and from Inception Through June 30, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	14

SIGNATURES		15

Part I. Financial Information

Item 1. Financial Statements
Advanced Voice Recognition Systems, Inc.
Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$135,448	$-
Prepaid Expenses (Note 7)	15,000	-
Total Current Assets	150,448	-

Intangible Assets (Note 3)
Patent, net	$26,349	$28,461
Deferred costs	48,298	48,298
Total Intangible Assets	74,647	76,759
Total Assets	$225,095	$76,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$89,688	$58,853
Accrued interest to related party (Note 4)	1,186	-
Indebtedness to related parties (Note 4)	253,391	231,344
Total Current Liabilities	344,265	290,197

Stockholders’ Deficit
Common stock, $.001 par value;
547,500,000 shares authorized, 164,700,008 and 140,000,000 shares issued and outstanding respectively	164,700	140,000
Additional paid-in capital	4,010,749	3,744,407
Deficit accumulated during development stage	(4,294,619)	(4,097,845)
Total Stockholders' Deficit	(119,170)	(213,438)
Total Liabilities and Stockholders' Deficit	$225,095	$76,759

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,		MARCH 15, 1994 (INCEPTION) THROUGH JUNE 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$1,241,924
Cost of goods sold	-	-	-	-	379,378
Gross profit	-	-	-	-	862,546

Operating expenses:
Research and development	-	-	-	-	1,189,531
Contributed services (Note 4)	21,653	20,913	40,042	42,907	1,721,198
General and administrative:
Compensation	-	-	-	-	570,000
Professional fees	93,947	345	147,051	19,201	581,909
Office	-	-	-	-	238,410
Rent	-	-	-	-	157,356
Travel	997	-	2,391	-	123,124
Advertising	-	-	-	-	81,090
Bad debt expense	-	-	-	-	67,217
Other	5,050	1,054	6,104	2,108	376,333
Total operating expenses	121,647	22,312	195,588	64,216	5,106,168

Loss from operations	(121,647)	(22,312)	(195,588)	(64,216)	(4,243,622)

Other income and (expense):
Investment Income	-	-	-	-	5,062
Interest expense	(1,186)	-	(1,186)	-	(42,556)
Loss on sale of assets	-	-	-	-	(13,503)
Net other expense	(1,186)	-	(1,186)	-	(50,997)

Loss before income taxes	(122,833)	(22,312)	(196,774)	(64,216)	(4,294,619)

Provision for income taxes (Note 5)	-	-	-	-	-

Net Loss	$(122,833)	$(22,312)	$(196,774)	$(64,216)	$(4,294,619)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	151,378,655	140,000,000	145,626,113	140,000,000

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	NCC, LLC Membership	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Interests	Shares	Amount	Capital	Stage	Total
Balance at March 15, 1994 (inception)	$-	750	$1,000	$-	$-	$1,000

Net Loss	-	-	-	-	(3,976)	(3,976)
Balance at December 31, 1994	-	750	1,000	-	(3,976)	(2,976)

Net Loss	-	-	-	-	(38,516)	(38,516)
Balance at December 31, 1995	-	750	1,000	-	(42,492)	(41,492)

Net Loss	-	-	-	-	(144,843)	(144,843)
Balance at December 31, 1996	-	750	1,000	-	(187,335)	(186,335)

Net Loss	-	-	-	-	(3,291)	(3,291)
Balance at December 31, 1997	-	750	1,000	-	(190,626)	(189,626)

Net Loss	-	-	-	-	(537,561)	(537,561)
Balance at December 31, 1998	-	750	1,000	-	(728,187)	(727,187)

Net Loss	-	-	-	-	(512,491)	(512,491)
Balance at December 31, 1999	-	750	1,000	-	(1,240,678)	(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc.
transferred to NCC, LLC membership interests	1,336,432	(750)	(1,000)	(1,335,432)	-	-
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-	-	487,500
Contributed services (Note 4)	520,000	-	-	-	-	520,000
Net Loss	-	-	-	-	(1,125,348)	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-	(2,366,026)	(22,094)

Contributed services (Note 4)	720,500	-	-	-	-	720,500
Net Loss	-	-	-	-	(990,765)	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-	(3,356,791)	(292,359)

NCC, LLC Membership	Common Stock		Additional Paid-In	Deficit Accumulated During Development
Interests	Shares	Amount	Capital	Stage	Total
Various dates, payment of expenses by member	257	-	-	-	-	257
Contributed services (Note 4)	50,767	-	-	-	-	50,767
Net Loss	-	-	-	-	(191,542)	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-	(3,548,333)	(432,877)

Various dates, payment of expenses by member	600	-	-	-	-	600
Contributed services (Note 4)	18,749	-	-	-	-	18,749
Net Loss	-	-	-	-	(19,349)	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-	(3,567,682)	(432,877)

December 31, 2004, obligation to member
contributed to capital	378,462	-	-	-		378,462
Contributed services (Note 4)	58,651	-	-	-	-	58,651
Net Loss	-	-	-	-	(58,651)	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-	(3,626,333)	(54,415)
Balance at December 31, 2004 (previous page)	3,571,918	-	-	-	(3,626,333)	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC	(3,571,918)	93,333,333	93,333	3,478,585	-	-
membership interests and subsequent reverse	-		-	-	-	-
merger with Samoyed Energy Corp (Note 1)
December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)
Contributed services (Note 4)	-	-	-	158,648	-	158,648
Net Loss	-	-	-	-	(241,957)	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566	(3,868,290)	(137,724)

Contributed services (Note 4)	-	-	-	70,189	-	70,189
Net Loss	-	-	-	-	(106,867)	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755	(3,975,157)	(174,402)

Contributed services (Note 4)	-	-	-	83,652	-	83,652

NCC, LLC Membership	Common Stock		Additional Paid-In	Deficit Accumulated During Development
Interests	Shares	Amount	Capital	Stage	Total
Net Loss	-	-	-	-	(122,688)	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407	(4,097,845)	(213,438)

April 28, 2008, Stock issued in recapitalization with	-	-		-	-	-
with Samoyed (Note 1) (unaudited)		24,700,008	24,700	(24,700)		-
Contributed services (Note 4) (unaudited)	-	-	-	40,042	-	40,042
Contributed cash for 500,000 shares(Note 1) (unaudited)	-	-	-	250,000	-	250,000
Contributed cash for 2,000 shares (Note 1) (unaudited)				1,000		1,000
Net Loss, six months ended June 30, 2008 (unaudited))	-	-	-	-	(196,774)	(196,774)
Balance at June 30, 2008 (unaudited)	$-	164,700,008	$164,700	$4,010,749	$(4,294,619)	$(119,170)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,		MARCH 15, 1994 (INCEPTION) THROUGH JUNE 30, 2008
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(196,774)	$(64,216)	$(4,294,619)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	2,112	2,108	36,898
Contributed services	40,042	42,907	1,721,198
Prepaid Expenses	(15,000)	-	(15,000)
Changes in operating liabilities:
Accounts payable	30,835		89,688
Accrued interest related party	1,186	-	1,186
Net cash used in operating activities	(137,599)	(19,201)	(2,460,649)

Cash Flows from Investing Activities:
Payments for patents	-	-	(63,247)
Payments for deferred costs	-	-	(48,298)
Net cash used in investing activities	-	-	(111,545)

Cash Flows from Financing Activities:
Proceeds issuance sale of common stock	251,000	-	2,454,251
Payments on advances from shareholder	(12,000)	-	(12,000)
Proceeds from promissory notes and advances from shareholder	34,047	19,201	265,391
Net cash provided by financing activities	273,047	19,201	2,707,642

Net change in cash	135,448	-	135,448

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$135,448	$-	$135,448

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1  Nature of Operations

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”) commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994 in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

In May 2000, WG Investments, LLC acquired the assets of NCC, Inc. and subsequently changed its name to NCC, LLC. NCC, LLC (also a predecessor to AVRS) continued the operations of NCC, Inc. until approximately December 31, 2001, when shifts in the industry’s markets caused the Company to suspend its operations.

AVRS was incorporated in the State of Colorado on July 7, 2005. In September 2005, the members of NCC, LLC transferred all of their membership interests in NCC, LLC to AVRS in exchange for 93,333,333 shares (post-recapitalization) of AVRS common stock. In December 2005, the Board of Directors approved a 1.5-to-1 stock split issuing 46,666,667 common shares (post-recapitalization), which increased the number of common shares outstanding to 140,000,000 shares (post-capitalization). Following the incorporation of AVRS, the Company initiated a new business plan and intends to continue its operations in the voice recognition and transcription industry.

On April 28, 2008, the Company entered into a Stock Exchange Agreement with Samoyed Energy Corp., a Nevada corporation (“Samoyed”).

The Agreement provides for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140,000,000 shares of Samoyed’s common stock. At the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

This acquisition has been treated as a recapitalization of AVRS, with Samoyed the legal surviving entity. Since Samoyed had, prior to the recapitalization, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 24,700,008 shares of AVRS common stock for the net liabilities of Samoyed. Costs of the transaction have been charged to the period in which they are incurred.

On May 19, 2008, Pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to Samoyed, all of the issued and outstanding shares of its capital stock. In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders an aggregate of 140,000,000 shares of Samoyed’s common stock. The closing of the Stock Exchange Agreement was subject to the following conditions:

•
Samoyed delivered to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of Samoyed’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of Samoyed’s common stock currently owned by Stone Canyon, which transfer was completed immediately following the closing of the Stock Exchange Agreement. Such transfer resulted in the Samoyed shareholders owning 24,700,008 shares of AVRS stock;

•	Certain shareholders of Samoyed holding an aggregate of 500,000 shares of Samoyed’s common stock paid to Samoyed $250,000;

•
Certain shareholders of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. During the three month period ended June 30, 2008, only $1,000 was paid to Samoyed, and;

•
Certain shareholders of Samoyed holding shares of Samoyed’s common stock agreed that, commencing on the date the Stock Exchange Agreement closes, and ending on a date one year later, the shareholders will not, without the written consent of Samoyed, (i) sell, offer to sell, contract or agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, certain of their shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of  those shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission.

In June 2008, AVRS merged into Samoyed and the Company’s name was changed from Samoyed Energy Corp. to Advanced Voice Recognition Systems, Inc.

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company is focusing its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has been in the development stage since inception.

Note 2  Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of and for the three months and six months ended June 30, 2008 and 2007, is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2008 and December 31, 2007, and its operating results for the three months and six months ended June 30, 2008 and 2007 have been made. The results of operations for the three months and the six months ended June 30, 2008 is not necessarily an indication of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a net capital deficit. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the three and six months ended June 30, 2008 and 2007, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents of at June 30, 2008 of $135,448, and had no cash or cash equivalents at December 31, 2007.

Revenue Recognition

Revenue from the sale of inventory is recognized on the date of sale, title and risk of loss have transferred to the purchaser, the fees are fixed or determinable and collection is reasonably assured. Revenue from the performance of services is recognized when services have been completed and collection is probable. There are no multiple element sales and no history of material returns.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Organization Costs

Costs related to the organization of the Company have been expensed as incurred.

Research and Development Costs

Research and development costs are expensed in the period incurred.

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patent over an estimated useful life of fifteen years. Amortization expense totaled $1,056, $1,054, $2,112 and $2,108 for the three months, and the six months ended, June 30, 2008 and 2007, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,
2008	$4,216
2009	4,216
2010	4,216
2011	4,216
2012	4,216
Thereafter	7,381
$28,461

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2008 and 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

The above pronouncements are not currently expected to have a material effect on the Company’s financial statements.

Note 3  Intangible Assets

On November 13, 1995 the Company filed a patent application with the U.S. Patent and Trademark Office, which was granted on September 28, 1999 as patent #5,960,447, “Word Tagging and Editing system for Speech Recognition”. In accordance with 35 USC 154, the term for the above referenced patent shall be for a period beginning on the date on which the patent issues and ending 20 years from the date on which the application for the patent was filed in the United States. The above referenced U.S. Patent will expire on November 13, 2015.

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of the patent. Upon successful defense of litigation, the amounts previously capitalized are amortized over the remaining life of the patent.

The Company has applied for additional patents which have not been granted as of June 30, 2008 and December 31, 2007. The Company capitalizes the deferred costs associated with the applications and does not begin amortization until the patent is granted.

Note 4  Related Party Transactions

Contributed Services

During the years from 2000 through 2007 and for the three months and six months ended June 30, 2008, the Company’s officers and employees contributed research and development services and administrative services. The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital. Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
1,681,156
Six months ended June 30,
2008	40,042
$1,721,198

Indebtedness to Related Parties

During the years from 2000 through 2007, and for the six months ended June 30, 2008, certain officers advanced the Company working capital to maintain the Company’s operations. As of June 30, 2008 and December 31, 2007, the Company owed the officers $253,391 and $231,344, respectively. The majority of this amount is owed to the Company’s president and totaled $247,590 and $225,544, respectively, at June 30, 2008 and December 31, 2007. Of the amount owed to the Company's president, $225,544 was converted into a promissory note in May 2008. The note carries a 4 percent annual interest rate and matures on July 6, 2009. No interest has been paid on the note and accrued interest as of June 30, 2008 is $1,186. The remaining advances carry no interest rate and are due on demand.

Note 5  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	June 30,
	2008	2007

U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Contributed services	-12.92%	-12.44%
Costs capitalized under Section 195	-6.02%	-6.50%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2008, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carryforwards at June  30, 2008.

Note 6 Concentration of Risk

Financial instruments that potentially subject the Company to credit risk include cash. At June 30, 2008, the Company had cash balances at one financial institution that exceeded the related federal deposit insurance by approximately $35,488.

Note 7  Prepaid Expenses

As of June 30, 2008, the Company advanced $15,000 to a law firm in connection with the Company's anticipated filing of a patent interference in the third quarter of 2008. This anticipated interference filing involves the Company's claim of ownership of the subject matter of a third party's patent. As of June 30, 2008, the interference had not yet been filed.

Note 8  Subsequent Event

Additional Cash Received under Stock Exchange Agreement

As discussed in Note 1, certain shareholders of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On July 21, 2008, the Company received $80,000 from the Samoyed shareholders in partial satisfaction of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

Overview

In May 2008, we consummated a stock exchange with the shareholders of Advanced Voice Recognition Systems, Inc., a Colorado corporation (“AVRS”), and as a result, AVRS became our wholly-owned subsidiary. On May 20, 2008, we transferred our oil and gas assets to Stone Canyon Resources, Inc. In June 2008, AVRS merged with and into us and we changed our name to “Advanced Voice Recognition Systems, Inc.” Our current operations are those of AVRS.

AVRS was incorporated on July 7, 2005. In May 2000, WG Investments, LLC, a Colorado limited liability company formed that same year, acquired all of the assets of NCC, Inc. and all rights, title and interests in and to U.S. Patent #5,960,447. Promptly following the acquisition, the members of WG Investments, LLC voted to change its name to NCC, LLC. In 2005, the members of NCC, LLC exchanged their membership interests in NCC, LLC for shares of common stock of AVRS. The patent is still owned by NCC, LLC, which is our wholly-owned subsidiary.

We are a software development company headquartered in Scottsdale, Arizona with an office in Mitchell, South Dakota. We plan to specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition technology solutions (AVRS Dictate) was first introduced in 1994 at an industry trade show.

Liquidity and Capital Resources; Results of Operations

AVRS has not generated any revenue since its inception in 2005 and we currently do not have any cash generating product or licensing sales.  Prior to the closing of the stock exchange on May 19, 2008, AVRS’s president was responsible for AVRS’s working capital requirements and development financing needs. Since the closing of the stock exchange on May 19, 2008, our president has advanced funds to us for our working capital requirements and development financing needs.

U.S. Patent #5,960,447 includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets.  We intend to take advantage of our patent protection by licensing or otherwise.  If our licensing and other efforts prove successful, our liquidity may improve.

The legal fees associated with current prosecution for enhancing our existing patent rights, which are estimated at approximately $30,000, are currently deferred costs; however, if this activity proves successful, these fees will be capitalized.  The associated legal fees for our additional filed U.S. patent application (not yet awarded) are deferred until the patent is granted.  If that were to occur those fees would be capitalized.  We anticipate that our president will be responsible for our near-term working capital requirements.  In addition, we anticipate conducting one or more financings to raise working capital, which may or may not be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)

2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)

3.1	Articles of Incorporation(3)

3.2	Certificate of Change to Articles of Incorporation(4)

3.3	Bylaws(1)

10.1	Agreement of Purchase and Sale dated as of May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(5)

10.2	Letter Agreement dated April 28, 2008(5)

10.3	Form of Lock-Up Agreement(6)

10.4	Form of Promissory Note dated May 20, 2008(6)

31.1	Section 302 Certification - Principal Executive Officer(6)

31.2	Section 302 Certification - Principal Financial Officer(6)

32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

(1)	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on May 1, 2008.

(2)	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on June 10, 2008.

(3)	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on October 31, 2005.

(4)	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on December 18, 2007.

(5)	Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on May 21, 2008.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated: August 14, 2008	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)