Form 10-Q
period 2008-09-30
Advanced Voice Recognition Systems, Inc
filed 2008-11-14
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐      No ☒

As of November 13, 2008, 180,700,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 Unaudited and December 31, 2007	1

	Unaudited Consolidated Statements of Operations for the three and nine months Ended September 30, 2008 and 2007 and from Inception to September 30, 2008	2

	Unaudited Consolidated Statement of Stockholders’ Deficit as of September 30, 2008	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and from Inception through September 30, 2008	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

Part I. Financial Information

Item 1. Financial Statements
Advanced Voice Recognition Systems, Inc.
Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
Current Assets
Cash	$86,888	$-
Prepaid Expenses (Note 7)	20,000	-
Total Current Assets	106,888	-

Fixed Assets (Note 3)
Computer Software, net	$2,754	$-
Total Fixed Assets	2,754	-

Intangible Assets (Note 3)
Patent, net	$25,293	$28,461
Deferred costs	48,298	48,298
Total Intangible Assets	73,591	76,759
Total Assets	$183,233	$76,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$101,324	$58,853
Accrued interest to related party (Note 4)	2,273	-
Indebtedness to related parties (Note 4)	231,344	231,344
Total Current Liabilities	334,941	290,197

Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized, 180,700,008 and 140,000,000 shares issued and outstanding respectively (unaudited)	180,700	140,000
Additional paid-in capital	9,116,555	3,744,407
Note Receivable (Note 1)	(5,000,000)	-
Deficit accumulated during development stage	(4,448,963)	(4,097,845)
Total Stockholders' Deficit	(151,708)	(213,438)
Total Liabilities and Stockholders' Deficit	$183,233	$76,759

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

					MARCH 15, 1994
	FOR THE THREE		FOR THE NINE		(INCEPTION)
	MONTHS ENDED		MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-	$-	$1,241,924
Cost of goods sold	-	-	-	-	379,378
Gross profit	-	-	-	-	862,546

Operating expenses:
Research and development	-	-	-	-	1,189,531
Contributed services (Note 4)	41,806	20,913	81,848	63,820	1,763,004
General and administrative:
Compensation	-	-	-	-	570,000
Professional fees	99,489	-	246,540	19,201	681,398
Office	-	-	-	-	238,410
Rent	-	-	-	-	157,356
Travel	4,991	-	7,382	-	128,115
Advertising	-	-	-	-	81,090
Bad debt expense	-	-	-	-	67,217
Other	5,785	1,054	11,889	3,162	382,118
Total operating expenses	152,071	21,967	347,659	86,183	5,258,239

Loss from operations	(152,071)	(21,967)	(347,659)	(86,183)	(4,395,693)

Other income and (expense):
Investment Income	-	-	-	-	5,062
Interest expense	(2,273)	-	(3,459)	-	(44,829)
Loss on sale of assets	-	-	-	-	(13,503)
Net other expense	(2,273)	-	(3,459)	-	(53,270)

Loss before income taxes	(154,344)	(21,967)	(351,118)	(86,183)	(4,448,963)

Provision for income taxes (Note 5)	-	-	-	-	-

Net Loss	$(154,344)	$(21,967)	$(351,118)	$(86,183)	$(4,448,963)

					MARCH 15, 1994
	FOR THE THREE		FOR THE NINE		(INCEPTION)
	MONTHS ENDED		MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	165,743,486	140,000,000	154,337,505	140,000,000

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

						Deficit
						Accumulated
	NCC, LLC			Additional		During
	Membership	Common Stock		Paid-in	Note	Development
	Interests	Shares	Amount	Capital	Receivable	Stage	Total

Balance at March 15, 1994 (inception)	$-	750	$1,000	$-	$-	$-	$1,000

Net Loss	-	-	-	-	-	(3,976)	(3,976)
Balance at December 31, 1994	-	750	1,000	-	-	(3,976)	(2,976)

Net Loss	-	-	-	-	-	(38,516)	(38,516)
Balance at December 31, 1995	-	750	1,000	-	-	(42,492)	(41,492)

Net Loss	-	-	-	-	-	(144,843)	(144,843)
Balance at December 31, 1996	-	750	1,000	-	-	(187,335)	(186,335)

Net Loss	-	-	-	-	-	(3,291)	(3,291)
Balance at December 31, 1997	-	750	1,000	-	-	(190,626)	(189,626)

Net Loss	-	-	-	-	-	(537,561)	(537,561)
Balance at December 31, 1998	-	750	1,000	-	-	(728,187)	(727,187)

Net Loss	-	-	-	-	-	(512,491)	(512,491)
Balance at December 31, 1999	-	750	1,000	-	-	(1,240,678)	(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432	-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests	1,336,432	(750)	(1,000)	(1,335,432)	-	-	-
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-	-	-	487,500
Contributed services (Note 4)	520,000	-	-	-	-	-	520,000
Net Loss	-	-	-	-	-	(1,125,348)	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-	-	(2,366,026)	(22,094)

Contributed services (Note 4)	720,500	-	-	-	-	-	720,500
Net Loss	-	-	-	-	-	(990,765)	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-	-	(3,356,791)	(292,359)

						Deficit
						Accumulated
	NCC, LLC			Additional		During
	Membership	Common Stock		Paid-in	Note	Development
	Interests	Shares	Amount	Capital	Receivable	Stage	Total

Various dates, payment of expenses by member	257	-	-	-	-	-	257
Contributed services (Note 4)	50,767	-	-	-	-	-	50,767
Net Loss	-	-	-	-	-	(191,542)	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-	-	(3,548,333)	(432,877)

Various dates, payment of expenses by member	600	-	-	-	-	-	600
Contributed services (Note 4)	18,749	-	-	-	-	-	18,749
Net Loss	-	-	-	-	-	(19,349)	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-	-	(3,567,682)	(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-	-	-	378,462
Contributed services (Note 4)	58,651	-	-	-	-	-	58,651
Net Loss	-	-	-	-	-	(58,651)	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-	-	(3,626,333)	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC	(3,571,918)	93,333,333	93,333	3,478,585	-	-	-
membership interests and subsequent reverse	-	-	-	-	-	-	-
merger with Samoyed Energy Corp (Note 1) December 20, 2005 1.5 to 1 stock split	-	46,666,667	46,667	(46,667)	-	-	-
Contributed services (Note 4)	-	-	-	158,648	-	-	158,648
Net Loss	-	-	-	-	-	(241,957)	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566	-	(3,868,290)	(137,724)

Contributed services (Note 4)	-	-	-	70,189	-	-	70,189
Net Loss	-	-	-	-	-	(106,867)	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755	-	(3,975,157)	(174,402)

Contributed services (Note 4)	-	-	-	83,652	-	-	83,652
Net Loss	-	-	-	-	-	(122,688)	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407	-	(4,097,845)	(213,438)

April 28, 2008, Stock issued in recapitalization	-	-	-	-	-	-	-

						Deficit
						Accumulated
	NCC, LLC			Additional		During
	Membership	Common Stock		Paid-in	Note	Development
	Interests	Shares	Amount	Capital	Receivable	Stage	Total

with Samoyed (Note 1) (unaudited)	-	24,700,008	24,700	(24,700)	-	-	-
September 25, 2008 Stock issued in Purchase Agreement with Lion Share Capital (Note 1) (unaudited)	-	16,000,000	16,000	4,984,000	(5,000,000)	-	-
Contributed services (Note 4) (unaudited)	-	-	-	81,848	-	-	81,848
Contributed cash for 500,000 shares(Note 1) (unaudited)	-	-	-	250,000	-	-	250,000
Contributed cash for 202,500 shares (Note 1) (unaudited)	-	-	-	81,000	-	-	81,000
Net Loss, nine months ended September 30, 2008 (unaudited))	-	-	-	-	-	(351,118)	(351,118)
Balance at September 30, 2008 (unaudited)	$-	180,700,008	$180,700	$9,116,555	$(5,000,000)	$(4,448,963)	$(151,708)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

			MARCH 15, 1994
	FOR THE NINE		(INCEPTION)
	MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(351,118)	$(86,183)	$(4,448,963)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	3,418	3,162	38,204
Contributed services	81,848	63,820	1,763,004
Prepaid Expenses	(20,000)	-	(20,000)
Computer Software	(3,004)	-	(3,004)
Changes in operating liabilities:
Accounts payable	42,471	-	101,324
Accrued interest related party	2,273	-	2,273
Net cash used in operating activities	(244,112)	(19,201)	(,2,567,162)

Cash Flows from Investing Activities:
Payments for patents	-	-	(63,247)
Payments for deferred costs	-	-	(48,298)
Net cash used in investing activities	-	-	(111,545)

Cash Flows from Financing Activities:
Proceeds issuance sale of common stock	331,000	-	2,534,251
Payments on advances from shareholder	(34,047)	-	(34,047)
Proceeds from promissory notes and advances from shareholder	34,047	19,201	265,391
Net cash provided by financing activities	331,000	19,201	2,765,595

Net change in cash	86,888	-	86,888

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$86,888	$-	$86,888

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,186	$-	$-
Income taxes	$-	$-	$-

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

On June 10, 2008, the Company amended its Articles of Incorporation to change its name from Samoyed Energy Corp. to Advanced Voice Recognition Systems, Inc.

As a result of the stock exchange and the transfer of the Company’s oil and gas assets, the Company’s current operations are those of AVRS, and the Company’s fiscal year became that of AVRS and now ends on December 31st.   The Company is not required to file a report covering a transition period and will include audited financial information in its Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

On May 19, 2008, pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to, Samoyed, all of the issued and outstanding shares of its capital stock.  In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders an aggregate of 140,000,000 shares of Samoyed’s common stock.   In connection with the closing of the Stock Exchange Agreement:

•
Samoyed delivered to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of Samoyed’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of Samoyed’s common stock currently owned by Stone Canyon, which transfer was completed immediately following the closing of the Stock Exchange Agreement;

•	Certain shareholders of Samoyed holding an aggregate of 500,000 shares of Samoyed’s common stock paid to Samoyed $250,000.

•
A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid.  On September 29, 2008 the Company and the shareholder modified the agreement to provide that the shareholder is required to deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008 or in the alternative tender to Company for cancellation two and one-half shares (2 ½) of the Company’s stock for every $1 not paid.  As of September 30, 2008, the shareholder has paid $81,000 representing 202,500 shares of common stock.

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

On September 25, 2008, the Company entered into a purchase agreement dated September 24, 2008 with Lion Share Capital, LLC, a Kansas limited liability company, pursuant to which the Company received a promissory note in the principal amount of $5,000,000 from Lion Share in exchange for 16,000,000 shares of the Company’s common stock. Pursuant to the purchase agreement Lion Share is required to pay the principal amount of the promissory note, together with all interest thereon in three installments.  Lion Share pledged the shares of common stock issued to it pursuant to the Purchase Agreement as collateral to secure Lion Share’s satisfaction of its obligations under the promissory note.  As of September 30, 2008 the 16,000,000 shares have been placed into escrow.  Portions of the shares of common stock pledged as collateral will be released to Lion Share upon the Company’s receipt of the periodic principal and interest payments.

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

Note 2                    Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of and for the three months and nine months ended September 30, 2008 and 2007, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2008 and December 31, 2007, and its operating results for the three months and nine months ended September 30, 2008 and 2007 have been made.  The results of operations for the three months and the nine months ended September 30, 2008 is not necessarily an indication of the results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a net capital deficit.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  During the three and nine months ended September 30, 2008 and 2007, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis.  There is no assurance that these loans or advances will continue in the future.  On September 25, 2008 the Company entered into an agreement with Lion Share Capital, LLC for the sale to Lion Share of 16,000,000 shares of the Company’s common stock, and the Company received a $5,000,000 note from Lion Share.  There is no assurance that the Company will be successful in obtaining payments on the note from Lion Share.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had cash and cash equivalents at September 30, 2008 of $86,888, and had no cash or cash equivalents at December 31, 2007.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patent over an estimated useful life of fifteen years.  Amortization expense totaled $1,056, $1,054, $3,168 and $3,162 for the three months, and the nine months ended September 30, 2008 and 2007, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share.  Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2008 and 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.

In December 2007, the FASB issued SFAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

The above pronouncements are not currently expected to have a material effect on the Company’s financial statements.

Note 3                    Intangible Assets

On November 13, 1995, the Company filed a patent application with the U.S. Patent and Trademark Office, which was granted on September 28, 1999 as patent #5,960,447, “Word Tagging and Editing System for Speech Recognition”.  In accordance with 35 USC 154, the term for the above-referenced patent shall be for a period beginning on the date on which the patent issues and ending 20 years from the date on which the application for the patent was filed in the United States.  The above-referenced U.S. Patent will expire on November 13, 2015.

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

The Company has applied for an additional patent on September 15, 2008 which has not been granted as of September 30, 2008.  The Company capitalizes the deferred costs associated with the applications and does not begin amortization until the patent is granted.

Fixed Assets consist of cost incurred to purchase assets.  The Company purchased software on July 3, 2008.  The Company amortizes the software utilizing a three year straight line method.  Amortization expense totaled $250 for the three months ended September 30, 2008.

Note 4                    Related Party Transactions

Contributed Services

During the years from 2000 through 2007, and for the three months and nine months ended September 30, 2008, the Company’s officers and employees contributed research and development services and administrative services.  The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital.   Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
1,681,156
Nine months ended September 30,
2008	81,848
$1,763,004

Indebtedness to Related Parties

During the years from 2000 through 2007, and for the nine months ended September 30, 2008, certain officers advanced the Company working capital to maintain the Company’s operations.  As of September 30, 2008 and December 31, 2007, the Company owed the officers $233,617 and $231,344, respectively.  Most of this debt is owed to the Company’s president and totaled $227,817 and $225,544 at September 30, 2008 and December 31, 2007, respectively.  Of the amount owed to the Company's president, $225,544 was represented by a promissory note made by the Company in May 2008.  The note carries a 4 percent annual interest rate and matures on July 6, 2009.  Accrued interest as of June 30, 2008 of $1,186 has been paid. Accrued interest as of September 30, 2008 is $2,273. The remaining advances carry no interest rate and are due on demand.

Note 5                    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	September 30,
	2008	2007

U.S. federal statutory graduated rate	35.61%	18.94%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-8.31%	-12.44%
Costs capitalized under Section 195	-27.30%	-6.50%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes.  As of September 30, 2008, the Company had not commenced its trade operations, so all costs were capitalized under Section 195.  Accordingly, the Company had no net operating loss carry forwards at September 30, 2008.

Note 6                Concentration of Risk

On September 30, 2008, the Company had cash balances at one financial institution of $86,888 that does not exceed the related federal deposit insurance.

Note 7                    Prepaid Expenses

As of June 30, 2008, the Company advanced $15,000 to a law firm in connection with the Company's anticipated filing of a patent interference in the third quarter of 2008.  This anticipated interference filing involves the Company's claim of ownership of the subject matter of a third party's patent.  As of September 30, 2008, the interference had not yet been filed. As of September 30, 2008, the Company advanced $5,000 to a law firm in connection with the anticipated filing of an additional patent.  The patent application was filed on September 15, 2008.

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

Overview

Advanced Voice Recognition Systems, Inc., a Nevada corporation (the “Company”, “we” or “us”), was incorporated in the State of Nevada on August 31, 2005 as Samoyed Energy Corp., an oil and gas exploration, development, production and acquisition company.  In May 2008, we consummated a stock exchange with the shareholders of Advanced Voice Recognition Systems, Inc., a Colorado corporation (“AVRS”), and consequently, AVRS became our wholly-owned subsidiary.  On May 20, 2008, we transferred our oil and gas assets to Stone Canyon Resources, Inc.  In June 2008, AVRS merged with and into us and we changed our name to “Advanced Voice Recognition Systems, Inc.” As a result of the stock exchange and the transfer of our oil and gas assets, our current operations are those of AVRS, and our fiscal year became that of AVRS and now ends on December 31st.   Our common stock has been quoted on the Over-the-Counter Bulletin Board, also referred to as the OTCBB, since April 2007.  Prior to June 19, 2008, our ticker symbol was “SMYD”, and on June 19, 2008, following our name change, our ticker symbol changed to “AVOI”.

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

We are a software development company headquartered in Scottsdale, Arizona with an office in Mitchell, South Dakota.  We specialize in creating interface and application solutions for speech recognition technologies.  Our speech recognition technology solutions (AVRS Dictate) was first introduced in 1994 at an industry trade show.

Liquidity and Capital Resources; Results of Operations

Prior to the closing of the stock exchange on May 19, 2008, AVRS had not generated any revenue since its inception in 2005.  We have not generated any revenue since the closing of the stock exchange and currently do not have any cash generating product or licensing sales.

At September 30, 3008, we had current assets of $106,888, and current liabilities of $334,941, as compared to no current assets and $290,197 in current liabilities at December 31, 2007.  Our increase in current assets is attributable to funds we received from a shareholder, as described in Note 1 to our financial statements, and an increase in prepaid expenses.  Our increase in current liabilities primarily is due to an increase in accounts payable.

We had a net loss of $154,344 for the three months ended September 30, 2008, as compared to a net loss of $21,967 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, we had a net loss of $351,118, as compared to $86,183 for the same period in 2007.  The increase in net loss is attributable to increased contributed services and professional fees incurred in conjunction with the May 2008 stock exchange and our efforts to implement our business plan.

During the nine months ended September 30, 2008, we used $244,112 of cash in operating activities, and received $331,000 of net cash provided by financing activities.  As a result, for the nine months ended September 30, 2008, we recognized a $86,888 net increase in cash on hand.

As described in Note 1 to our financial statements, on September 25, 2008, the Company entered into an agreement with Lion Share Capital, LLC for the sale to Lion Share of 16,000,000 shares of the Company’s common stock, and the Company received a $5,000,000 promissory note from Lion Share.  Lion Share is required to repay the principal amount of the promissory note, together with all interest thereon, in three installments: $750,000 in principal, together with all accrued but unpaid interest, thereon, on or before November 8, 2008; $3,000,000 in principal, together with all accrued but unpaid interest thereon, on or before February 6, 2009; and $1,250,000 in principal, together with all accrued but unpaid interest thereon, on or before March 23, 2009. No payments on the promissory note have been received. If the Company receives payments on the note, the Company’s liquidity may increase.  However, there is no assurance that the Company will be successful in obtaining payments on the note from Lion Share.

U.S. Patent #5,960,447 includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets.  We intend to take full advantage of our patent protection by licensing or otherwise.  If our licensing and other efforts prove successful, our liquidity may increase.

The legal fees associated with current prosecution for enhancing our existing patent rights, which are estimated at approximately $30,000, are currently deferred costs; however, if this activity proves successful, these fees will be capitalized.  The associated legal fees for our additional filed U.S. patent application (not yet awarded) are deferred until the patent is granted.  If that were to occur, those fees would be capitalized.  We anticipate that our president will be responsible for our near-term working capital requirements.  In addition, we anticipate conducting one or more financings to raise working capital, which may or may not be successful.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan.  We plan to raise additional funds through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Financing may not be available to us at all, or if available, may not be on terms acceptable to us. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure. We may encounter difficulties in establishing these operations due to our inability to successfully prosecute any patent enforcement actions or our inability to effectively execute our business plan.

If we do not raise additional capital, or we are unable to obtain additional financing, or begin to generate revenues from our intended operations, we may have to scale back or postpone the development and marketing of our products or the enforcement of our patent rights until such financing is available.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934,  such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 1 to our financial statements above, on September 25, 2008, we entered into a Purchase Agreement dated September 24, 2008 with Lion Share Capital LLC, a Kansas limited liability company (“Lion Share”), pursuant to which we received from Lion Share a promissory note in the amount of $5,000,000 in exchange for 16,000,000 shares of our common stock, par value $.001 per share.  The issuance was completed in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The securities were acquired by a single investor who had access to information about the Company.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)

2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)

3.1	Articles of Incorporation(3)

3.2	Certificate of Change to Articles of Incorporation(4)

3.3	Bylaws(1)

10.1	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(5)

10.2	Letter Agreement dated September 29, 2008(5)

31.1	Section 302 Certification – Principal Executive Officer(6)

31.2	Section 302 Certification – Principal Financial Officer(6)

32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

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
(5)                 Incorporated by reference to the Exhibit filed with the Form 8-K filed with the SEC on October 1, 2008.
(6)                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated: November 14, 2008	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: November 14, 2008	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)