Form 10-K
period 2008-12-31
Advanced Voice Recognition Systems, Inc
filed 2009-03-30
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-52390

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0511932
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7659 E. Wood Drive Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code is (480) 704-4183

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: NONE                        Name of each exchange on which registered: NONE

Securities registered pursuant to section 12(g) of the Act

Common Stock $0.001 Par Value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $31,968,442 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of March 30, 2009 was 165,050,008*.

* Does not include 16,000,000 shares of registrant’s common stock issued but currently held in escrow by the registrant, as more fully described in Note 1 – Stock Purchase Agreement to the Financial Statements contained in this Annual Report on Form 10-K.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Cautionary Statement Regarding Forward Looking Statements

The statements contained in this prospectus that are not historical are “forward-looking statements”, which can be identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to various factors listed in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Item 1. Business.

General Overview

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

AVRS was incorporated on July 7, 2005. In May 2000, WG Investments, LLC, a Colorado limited liability company formed that same year, acquired all of the assets of NCC, Inc., an Ohio corporation, and all rights, title and interests in and to U.S. Patent #5,960,447. Promptly following the acquisition, the members of WG Investments, LLC voted to change its name to NCC, LLC. In 2005, the members of NCC, LLC exchanged their membership interests in NCC, LLC for shares of common stock of AVRS.

On March 25, 2009, we entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger”) with our wholly-owned subsidiary, NCC, LLC, a Colorado limited liability company, whereby NCC, LLC merged with and into us pursuant to Section 92A.180 of the Nevada Business Corporations Act. Upon consummation of the Agreement and Plan of Merger; (i) NCC, LLC ceased to exist; (ii) our member interests in NCC, LLC automatically were canceled or retired and ceased to exist, without any consideration delivered in exchange thereof; (iii) the title to all estate, property rights privileges, powers and franchise assets and/or other rights owned by NCC, LLC became vested in us without reversion or impairment; and (iv) all liabilities of any kind of NCC, LLC became vested in us. As a result, we own U.S. Patent #5,960,447.

A copy of the Agreement and Plan of Merger is attached hereto and incorporated by reference as Exhibit 2.3.

We are a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.

Industry Overview

We believe that speech recognition technology has a multitude of potential applications, and that automatic speech recognition (ASR) products have not provided an effective solution.

Speech recognition technology, which provides for the conversion of speech into written text, is the threshold feature of our solutions. Our technology focuses on improving speech recognition technology by increasing speech conversion precision, with the goal of achieving near 100% accuracy and allowing the user to speak naturally. We also focus on improving user productivity and profitability by enabling the user to effectively utilize the written text produced by speech recognition technology (the End-Text) in multiple applications specific to the user’s business purposes and goals.

We believe our main competitors are Microsoft, Nuance and Phillips. We also will compete with several smaller niche suppliers. We intend to differentiate our solutions from those of our competitors by focusing on efficient correction using traditional methods that will minimize the burden on the user.

Principal Proposed Products or Services

We are in the development stage and have not achieved any revenues from product sales. In addition, we will need substantial additional capital to achieve our marketing objectives as described below.

Speech Recognition Software and Related Firmware

Our principal proposed product is speech recognition software and related firmware which allows for dictation into a broad range of applications, including DOS applications running in Windows, UNIX and mainframe applications accessed through terminal emulation programs, various custom applications , and all Windows 3.x, 95, 98, 2000, XP and NT programs. Through this product, we seek to provide full functionality including audio proofreading, deferred and delegated correction and additional capabilities that we believe are not available with other products. This product allows for deferred dictation, where the text is saved with the associated audio, and the users can resume when stopped and can play back dictated content. Similarly, the recognized text and associated audio can be saved to be used when text is corrected.

AVRS Enterprise Solutions

Through our AVRS Enterprise™ solutions utilizing the speech recognition software and related firmware, we hope to provide exceptional ease of use, security, scalability, centralized system administration, and flexible and efficient communications. We believe that the primary benefit that our AVRS Enterprise™ solutions will offer is the elimination of typing and the efficient use of personnel for correction and proofreading. We believe that dictation rates of over 300 words per minute are attainable through the three components of our speech recognition software and related firmware: Transaction Manager, Transcription Server, and the Dictation/Correction Assistant Clients.

Market

We intend to target vertical markets that require individuals and organizations to create reports, letters, e-mail, data entry, manuals, books, and virtually any other document or end product involving written data. These organizations include corporations, hospitals, medical product and service providers, governmental entities, legal professionals, sales and service organizations and law enforcement agencies.

Medical Market

We principally intend to target the medical industry, which we believe presently has the highest level of individuals utilizing dictation methods to assist in satisfying reporting requirements and documentation needs. We intend to focus sales and marketing efforts on existing local and regional medical transcription, medical billing and equipment companies.

Legal, Law Enforcement, Insurance and Sales Markets

In addition to the medical field, we plan to concurrently target the legal profession, law enforcement, insurance and sales automation markets, which we believe have automatic dictation needs similar to those in the medical industry.

Original Equipment Manufacturer (OEM)

We anticipate that we will work with the OEM markets, targeting both software developers and hardware manufacturers. We may approach the larger OEM companies with a joint marketing approach strategy while using a direct sale basis to approach small and medium-sized OEMs.

Hardware Manufacturers

We also anticipate targeting hardware manufacturers, both on a direct basis and through joint sales and marketing programs. We intend to offer technology and patent licenses to manufacturers of medical devices, digital dictation systems, recorders, workstation PCs, PDAs, WAPs, and intelligent electronics. Alternatively, we may offer these manufacturers limited versions of our speech recognition software and related firmware product line for embedding into hardware. We expect to develop joint sales and marketing programs for mainframe, thin-client, telephony and other large hardware processing systems.

Distribution

Product development of the speech recognition software and related firmware was the primary focus for the first six years following its introduction into the software market. Early forms of the speech recognition software and related firmware were marketed through a network of approximately 200 small dealers specializing in speech recognition technology.

Our business model has been revised and we plan to collect royalty payments based on actual usage of the speech recognition software and related firmware in various applications, and to implement our marketing strategy using the following marketing vehicles:

•	Internet
•	Trade shows
•	Industry trade journal advertising
•	Industry trade journal product reviews, reports, and papers
•	Target market trade and professional journals
•	Media interviews (TV, radio, newspapers)
•	Editorial visitations
•	Press releases
•	Direct mail
•	Brochures, sales literature
•	Seminars

Intellectual Property

Our primary asset is United States Patent # 5,960,447 for a word tagging and editing system for speech recognition filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 USC 154, the term for the above-referenced patent began on September 28, 1999 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expire on November 13, 2015.

A word tagging and editing system for speech recognition receives recognized speech text from a speech recognition engine, and creates tagging information that follows the speech text as it is received by a word processing program or other program. The body of text to be edited in connection with the word processing program may be selected and cut and pasted and otherwise manipulated, and the tags follow within the audio data file created initially by the speech recognition engine. The sound bite may be replayed to the user through a speaker. The practical results include that the user may confirm the correctness of a particular recognized word, in real time whilst editing text in the word processor. If the recognition is manually corrected, the correction information may be supplied to the engine for use in updating a user profile for the user who dictated the audio that was recognized. Particular tagging approaches are employed depending on the particular word processor being used.

U.S. Patent #5,960,447 includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets. We intend to take full advantage of our patent protection by licensing or otherwise.

AVRS filed an additional patent application with the U.S. Patent and Trademark Office in November 2001 and a continuing application on July 3, 2007. On September 15, 2008 we filed a response to the office action on the patent application. On March 6, 2009 The United States Patent and Trademark Office sent a notice of allowance for the invention titled, “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.” The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. The patent is expected to strengthen our position in voice recognition.

Research and Development

During fiscal years 2007 and 2008, AVRS did not incur any expense for research and development activities.

Employees

We currently do not have any employees. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer, and Diane Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer, have contributed services to us free of charge. We may engage consultants and other service providers in the future to help us carry out our business plan.

Available Information

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934 as a smaller reporting company: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. You may request a copy of these filings at no cost. Please direct your requests to:

Diane Jakowchuk
Secretary, Treasurer, Principal Accounting Officer
AVRS, Inc.
7659 E. Wood Drive
Scottsdale, AZ 85260

You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diane Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Between April 16, 2007 and June 18, 2008, our common stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SMYD”. Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2008 and the three quarterly periods in 2007 in which quotations were available. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Three Months Ended December 31, 2008	0.35	0.15
Three Months Ended September 30, 2008	0.53	0.30
Three Months Ended June 30, 2008	0.71	0.17
Three Months Ended March 31, 2008	0.85	0.30
Three Months Ended December 31, 2007	0.03	0.03
Three Months Ended September 30, 2007	0.01	0.01
Three Months Ended June 30, 2008	0.01	0.01

Holders

As of March 15, 2009, we have approximately 35 holders of record of our common stock and a total of 180,700,008 shares of our common stock issued and 164,700,008 outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, AZ 85251.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. It is anticipated that all available cash will be needed for our operations in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any securities authorized for issuance under an equity compensation plan.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed by us in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

Liquidity and Capital Resources; Results of Operation

We completed a stock exchange on May 19, 2008 and changed our business model. We have not generated any revenue since inception and do not have any cash generating product or licensing sales. We are a development stage enterprise that has incurred losses since inception.

At December 31, 2008, we had current assets of $22,627, and current liabilities of $297,559, as compared to no current assets and $290,197 in current liabilities at December 31, 2007. Our increase in current assets is attributable to funds we received from a shareholder, as described in Note 1 to our financial statements, and an increase in prepaid expenses. Our increase in current liabilities primarily is due to an increase in Accounts Payable.

We had a net loss of $431,022 for the year ended December 31, 2008, as compared to a net loss of $122,688 for the year ended December 31, 2007. The increase in net loss is attributable to increased contributed services and professional fees incurred in conjunction with the May 2008 stock exchange and our efforts to implement our business plan.

During the year ended December 31, 2008, we used $278,692 of cash in operating activities and $10,634 of cash in investing activities, and received $291,953 of cash provided by financing activities. As a result, for the year ended December 31, 2008, we recognized a $2,627 net increase in cash on hand. For the year ended December 31, 2007, we used $34,820 of cash in operating activities and no cash in investing activities, and received $34,820 of cash provided by financing activities, resulting in no change in cash on hand for the year.

During the years ended December 31, 2008 and 2007, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, on September 25, 2008 we entered into an agreement with Lion Share Capital, LLC for the sale to Lion Share of 16,000,000 shares of our common stock, and we received a $5,000,000 note from Lion Share. If we receive payments on the note, our liquidity may increase. However, there is no assurance that we will be successful in obtaining payments on the note from Lion Share.

U.S. Patent #5,960,447 includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets. We intend to take full advantage of our patent protection by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

The legal fees associated with current prosecution for enhancing our existing patent rights, which are estimated at approximately $30,000, are currently deferred costs; however, if this activity proves successful, these fees will be capitalized. The associated legal fees for our additional filed U.S. patent application (allowed on March 6, 2009) are deferred at December 31, 2008. The deferred fees totaling $18,970 at December 31, 2008 will be capitalized in 2009. We anticipate that our president will be responsible for our near-term working capital requirements. In addition, we anticipate conducting one or more financings to raise working capital, which may or may not be successful.

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

To obtain sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We do not intend to pay dividends to shareholders in the foreseeable future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Advanced Voice Recognition Systems, Inc.

We have audited the accompanying balance sheets of Advanced Voice Recognition Systems, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and the period from March 15, 1994 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from March 15, 1994 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise that has incurred losses since inception and, at December 31, 2008, has a net capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
March 16, 2009

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS
Current Assets
Cash	$2,627	$—
Prepaid Expenses (Note 7)	20,000	—

Total Current Assets
	22,627	—

Fixed Assets (Note 3)
Computer Software and Equipment, net	3,762	—

Total Fixed Assets	3,762	—

Intangible Assets (Note 3)
Patent, net	24,245	28,461
Deferred costs	54,542	48,298

Total Intangible Assets	78,787	76,759

Total Assets	$105,176	$76,759

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$68,981	$58,853
Accrued interest to related party (Note 4)	2,234	—
Indebtedness to related parties (Note 4)	226,344	231,344

Total Current Liabilities	297,559	290,197

Stockholders' Deficit (Note 1)
Common stock, $.001 par value;
547,500,000 shares authorized, 180,700,008 and
140,000,000 shares issued, respectively; 164,700,008
and 140,000,000 shares outstanding, respectively	164,700	140,000
Additional paid-in capital	4,171,784	3,744,407
Deficit accumulated during development stage	(4,528,867)	(4,097,845)

Total Stockholders' Deficit
	(192,383)	(213,438)

Total Liabilities and Stockholders' Deficit	$105,176	$76,759

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	FOR THE YEARS ENDED DECEMBER 31,		MARCH 15, 1994 (INCEPTION) THROUGH DECEMBER 31,
	2008	2007	2008
Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378

Gross profit	—	—	862,546
Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	121,077	83,652	1,802,233
General and administrative:
Compensation	—	—	570,000
Professional fees	281,973	32,379	716,831
Office	6,533	—	244,943
Rent	—	—	157,356
Travel	7,382	—	129,509
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	8,364	6,657	377,199

Total operating expenses	425,329	122,688	5,335,909

Loss from operations	(425,329)	(122,688)	(4,473,363)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(5,693)	—	(47,063)
Loss on sale of assets	—	—	(13,503)

Net other expense
	(5,693)	—	(55,504)

Loss before income taxes	(431,022)	(122,688)	(4,528,867)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(431,022)	$(122,688)	$(4,528,867)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	161,054,526	140,000,000

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Interests	Shares	Amount	Capital	Stage	Total
Balance at March 15, 1994 (inception)	$—	750	$1,000	$—	$—	$1,000

Net Loss	—	—	—	—	(3,976)	(3,976)

Balance at December 31, 1994	—	750	1,000	—	(3,976)	(2,976)

Net Loss	—	—	—	—	(38,516)	(38,516)

Balance at December 31, 1995	—	750	1,000	—	(42,492)	(41,492)

Net Loss	—	—	—	—	(144,843)	(144,843)

Balance at December 31, 1996	—	750	1,000	—	(187,335)	(186,335)

Net Loss	—	—	—	—	(3,291)	(3,291)

Balance at December 31, 1997	—	750	1,000	—	(190,626)	(189,626)

Net Loss	—	—	—	—	(537,561)	(537,561)

Balance at December 31, 1998	—	750	1,000	—	(728,187)	(727,187)

Net Loss	—	—	—	—	(512,491)	(512,491)

Balance at December 31, 1999	—	750	1,000	—	(1,240,678)	(1,239,678)

May 19, 2000, obligations contributed
to capital May 19, 2000, paid-in
capital of NCC, Inc. transferred
to NCC, LLC membership interests	1,336,432	(750)	(1,000)	(1,335,432)	—	—

May 19, 2000, acquisition of NCC,
Inc. by NCC, LLC	487,500	—	—	—	—	487,500

Contributed services (Note 4)	520,000	—	—	—	—	520,000

Net Loss	—	—	—	—	(1,125,348)	(1,125,348)

Balance at December 31, 2000	2,343,932	—	—	—	(2,366,026)	(22,094)

Contributed services (Note 4)	720,500	—	—	—	—	720,500

Net Loss	—	—	—	—	(990,765)	(990,765)

Balance at December 31, 2001	3,064,432	—	—	—	(3,356,791)	(292,359)

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Interests	Shares	Amount	Capital	Stage	Total
Contributed services (Note 4)	50,767	—	—	—	—	50,767

Net Loss	—	—	—	—	(191,542)	(191,542)

Balance at December 31, 2002	3,115,456	—	—	—	(3,548,333)	(432,877)

Various dates, payment
of expenses by member	600	—	—	—	—	600

Contributed services (Note 4)	18,749	—	—	—	—	18,749

Net Loss	—	—	—	—	(19,349)	(19,349)

Balance at December 31, 2003	3,134,805	—	—	—	(3,567,682)	(432,877)

December 31, 2004,
obligation to member
contributed to capital	378,462	—	—	—	—	378,462

Contributed services (Note 4)	58,651	—	—	—	—	58,651

Net Loss	—	—	—	—	(58,651)	(58,651)

Balance at December 31, 2004	3,571,918	—	—	—	(3,626,333)	(54,415)

July 7, 2005,
Incorporation of AVRS
from NCC LLC	(3,571,918)	93,333,333	93,333	3,478,585	—	—
membership interests
and subsequent reverse	—	—	—	—	—
merger with Samoyed
Energy Corp (Note 1)

December 20, 2005 1.5
to 1 stock split	—	46,666,667	46,667	(46,667)	—	—

Contributed services (Note 4)	—	—	—	158,648	—	158,648

Net Loss	—	—	—	—	(241,957)	(241,957)

Balance at December 31, 2005	—	140,000,000	140,000	3,590,566	(3,868,290)	(137,724)

Contributed services (Note 4)	—	—	—	70,189	—	70,189

Net Loss	—	—	—	—	(106,867)	(106,867)

Balance at December 31, 2006	—	140,000,000	140,000	3,660,755	(3,975,157)	(174,402)

Contributed services (Note 4)	—	—	—	83,652	—	83,652

Net Loss	—	—	—	—	(122,688)	(122,688)

Balance at December 31, 2007	—	140,000,000	140,000	3,744,407	(4,097,845)	(213,438)

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Interests	Shares	Amount	Capital	Stage	Total
April 28, 2008, Stock issued in
recapitalization with Samoyed (Note 1)
	—	24,700,008	24,700	(24,700)	—	—

May 27, 2008, Contributed cash for
500,000 shares (Note 1)	—	—	—	250,000	—	250,000

July 21, 2008, Contributed
cash for 202,500 shares (Note 1)	—	—	—	81,000	—	81,000

Contributed services (Note 4)	—	—	—	121,077	—	121,077

Net Loss	—	—	—	—	(431,022)	(431,022)

Balance at December 31, 2008	$—	164,700,008	$164,700	$4,171,784	$(4,528,867)	(192,383)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,		MARCH 15, 1994 (INCEPTION) THROUGH DECEMBER 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(431,022)	$(122,688)	$(4,528,867)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Amortization	4,844	4,216	39,630
Contributed services	121,077	83,652	1,802,233
Expenses paid in exchange for shareholder debt	34,047	—	34,047
Changes in operating assets:
Prepaid Expenses	(20,000)	—	(20,000)
Changes in operating liabilities:
Accounts payable	10,128	—	68,981
Accrued interest related party	2,234	—	2,234

Net cash used in operating activities	(278,692)	(34,820)	(2,601,742)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(4,390)	—	(4,390)
Payments for patents	—	—	(63,247)
Payments for deferred costs	(6,244)	—	(54,542)

Net cash used in investing activities	(10,634)	—	(122,179)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	331,000	—	2,534,251
Payments on advances from shareholder	(34,047)	—	(34,047)
Payments on promissory note from shareholder	(5,000)	—	(5,000)
Proceeds from promissory notes and advances
from shareholder	—	34,820	231,344

Net cash provided by financing activities	291,953	34,820	2,726,548

Net change in cash	2,627	—	2,627

Cash at beginning of period	—	—	—

CASH AT END OF PERIOD	$2,627	$—	$2,627

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,459	$—	$3,459

Income taxes	$—	$—	$—

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

In May 2000, WG Investments, LLC acquired the assets of NCC, Inc. and subsequently changed its name to NCC, LLC. NCC, LLC (also a predecessor to AVRS) continued the operations of NCC, Inc. until approximately December 31, 2001, when shifts in the industry’s markets caused NCC, LLC to suspend its operations.

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

Stock Exchange Agreement

On April 28, 2008, the Company entered into a Stock Exchange Agreement with Samoyed Energy Corp., a Nevada corporation (“Samoyed”), which resulted in a reverse acquisition.

The Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140,000,000 shares of Samoyed’s common stock. At the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

For accounting purposes, this acquisition has been treated as a reverse acquisition and recapitalization of AVRS, with Samoyed the legal surviving entity. Since Samoyed had, prior to the recapitalization, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 24,700,008 shares of AVRS common stock for the net liabilities of Samoyed. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of AVRS. Costs of the transaction have been charged to the period in which they are incurred.

On May 19, 2008, pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to Samoyed, all of the issued and outstanding shares of their capital stock. In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders 85% (140,000,000 shares) of Samoyed’s common stock. In connection with the closing of the Stock Exchange Agreement:

•	Samoyed delivered to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of Samoyed’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of Samoyed’s common stock then owned by Stone Canyon, which transfer was completed immediately following the closing of the Stock Exchange Agreement. This transfer resulted in the Samoyed shareholders owning 24,700,008 shares of AVRS common stock.

•	Certain shareholders of Samoyed holding an aggregate of 500,000 shares of Samoyed's common stock paid to Samoyed $250,000;

•	A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008 the Company and the shareholder agreed to modify this arrangement such that the shareholder is required to deliver to the Company an Aggregate of $1,400,000 on or before November 15, 2008 or in the alternative tender to Company for cancellation two and one-half shares (2 ½) of the Company’s stock for every $1 not paid. As of December 31, 2008, the shareholder has paid $81,000 (see Note 8).

•	Certain shareholders of Samoyed holding shares of Samoyed’s common stock agreed that, commencing on the date the Stock Exchange Agreement closed, and ending on a date one year later, the shareholders will not, without the written consent of Samoyed, (i) sell, offer to sell, contract or agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, certain of their shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of those shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission.

On June 10, 2008, the Company amended its Articles of Incorporation to change its name from Samoyed Energy Corp. to Advanced Voice Recognition Systems, Inc.

On September 29, 2008, the Company’s Board of Directors changed the Company’s fiscal year-end from September 30 to December 31.

Stock Purchase Agreement

The Company entered into a Purchase Agreement dated September 24, 2008 with Lion Share Capital, LLC, a Kansas limited liability company, pursuant to which Lion Share issued to the Company a promissory note in the amount of $5,000,000 in exchange for 16,000,000 shares of the Company’s common stock. Pursuant to the Purchase Agreement, Lion Share is required to pay the principal amount of the promissory note, together with all interest thereon in three installments. Lion Share pledged the shares of common stock issued to it pursuant to the Purchase Agreement as collateral to secure Lion Share’s satisfaction of its obligations under the promissory note, and as such, we are holding the 16,000,000 shares in escrow in accordance with the Purchase Agreement. Portions of the shares of common stock pledged as collateral will be released to Lion Share Capital upon the Company’s receipt of the periodic principal and interest payments. As of December 31, 2008 no funds have been received from Lion Share, and the 16,000,000 shares remain held in escrow. The 16,000,000 shares are not considered outstanding at December 31, 2008.

Note 2     Significant Accounting Policies

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2008 and 2007, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. On September 25, 2008 the Company entered into a purchase agreement with Lion Share Capital, LLC to provide funding for its operations. There is no assurance that the Company will be successful in obtaining funding.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at December 31, 2008 of $2,627, and had no cash or cash equivalents at December 31, 2007.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patent over an estimated useful life of fifteen years. Amortization expense totaled $4,216 for years ended, December 31, 2008 and 2007, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2009	$4,216
2010	4,216
2011	4,216
2012	4,216
2013	4,216
Thereafter	3,165

$24,245

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. In fiscal 2008, based on its review of the carrying amount of each asset to the future undiscounted cash flows, there were no impairment charges.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2008 and 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

EITF No. 03-6-1 – In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share. EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential effect of EITF No. 03-6-1 on its financial statements.

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS No. 162 to have a material impact on its financial statements.

;FSP No. 142-3 – In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential effect of FSP No. 142-3 on its financial statements.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

The above pronouncements are not currently expected to have a material effect on the Company’s financial statements.

Note 3     Intangible and Fixed Assets

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

The Company has applied for an additional patent on September 15, 2008. On March 6, 2009 the U.S. Patent and Trademark Office issued an allowance for the patent titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”. The Company capitalized the additional deferred costs associated with the application and will begin amortization in 2009. The deferred costs of $18,970 will be expensed at that time.

Fixed Assets

Fixed assets consist of the following:

	2008	2007

Computer equipment	$750	$—
Computer software	3,640	—

	4,390	—
Less. Accumulated depreciation	(628)	—

	$3,762	$—

Depreciation expense totaled $628 and $-0-, respectively, for the years ended December 31, 2008 and 2007.

Note 4     Related Party Transactions

Contributed Services

During the years from 2000 through 2008 the Company’s officers and employees contributed research and development services and administrative services. The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital. Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077

$1,802,233

Indebtedness to Related Parties

During the years from 2000 through 2008, certain officers advanced the Company working capital to maintain the Company’s operations. As of December 31, 2008 and 2007, the Company owed the officers $226,344 and $231,344, respectively. The majority is owed to the Company’s president and totaled $220,544 and $225,544, respectively, at December 31, 2008 and 2007. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. The note carries a 4 percent annual interest rate and matures on July 6, 2009. On December 2, 2008 the Company repaid $5,000 to the Company president reducing the note to $220,544. Interest expense related to the note totaled $5,693, of which $2,234 was accrued at December 31, 2008. The remaining advances carry no interest rate and are due on demand.

Note 5     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2008	2007
U.S. federal statutory graduated rate	33.60%	15.00%
State income tax rate, net of federal benefit	0.00%	3.94%
Contributed services	-9.44%	-12.92%
Costs capitalized under Section 195	-24.16%	-6.02%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2008, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2008.

Note 6     Concentration of Risk

On December 31, 2008, the Company had cash balances at one financial institution of $2,627, which amount does not exceed the related federal deposit insurance.

Note 7     Prepaid Expenses

During 2008, the Company paid a $15,000 retainer to a law firm in connection with the Company’s anticipated filing of a patent interference in the third quarter of 2008. This anticipated interference filing involves the Company’s claim of ownership of the subject matter of a third party’s patent. The interference application was filed on December 8, 2008.

During 2008, the Company paid a $5,000 retainer to a law firm in connection with the anticipated filing of an additional patent. The patent application was filed on September 15, 2008.

Note 8     Subsequent Events

On January 13, 2009, the Company and one of its shareholders entered into a Letter Agreement dated January 13, 2009 (the “Modification Agreement”) which modifies that certain Letter Agreement dated April 28, 2008, as modified on September 29, 2008 (see Note 1). Pursuant to the Modification Agreement, the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid subject to the terms and conditions of the Letter Agreement as modified by the Modification Agreement.

On March 6, 2009, the Company received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols. As of December 31, 2008 costs of $18,970 were deferred and amortization will begin in 2009.

On March 18, 2009, the Company entered into an agreement with Equiti-trend Advisors, LLC (“Equiti-trend”), pursuant to which Equiti-trend agreed to provide investor relations services to the Company for a period of six months. Equiti-trend will receive 350,000 restricted shares of the Company’s common stock for its services.

On March 25, 2009, the Company entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger”) with its wholly-owned subsidiary, NCC, LLC, a Colorado limited liability company, whereby NCC, LLC merged with and into the Company pursuant to Section 92A.180 of the Nevada Business Corporations Act. Upon consummation of the Agreement and Plan of Merger; (i) NCC, LLC ceased to exist; (ii) the Company’s member interests in NCC, LLC automatically were canceled or retired and ceased to exist, without any consideration delivered in exchange thereof; (iii) the title to all estate, property rights privileges, powers and franchise assets and/or other rights owned by NCC, LLC became vested in the Company without reversion or impairment; and (iv) all liabilities of any kind of NCC, LLC became vested in the Company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

        (1)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

        (2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

        (3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financing reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table and paragraphs provide the name and age of each of our current directors, executive officers and significant employees, the principal occupation of each during the past five years and, with respect to directors, the year in which the director was first elected as a member of our Board of Directors. Information as to the stock ownership of each of our directors and all of our current executive officers as a group is provided above under “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships between any director or executive officer. Our directors and officers serve until their respective successors are elected or appointed, as the case may be.

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	53	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	75	December 2007	Director

Diane Jakowchuk	55	—	Secretary, Treasurer and Principal Accounting Officer

Walter Geldenhuys, Director, President and Chief Executive Officer

Mr. Geldenhuys has served as a member of our Board of Directors since May 2008. Mr. Geldenhuys served as the President of Advanced Voice Recognition Systems, Inc., a Colorado corporation, also known as AVRS, from 2005 until AVRS was merged with and into us in June 2008. From 2000 to 2005, Mr. Geldenhuys was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. In addition, Mr. Geldenhuys has owned Progressive Technologies LLC, a design and manufacturing concern, since 2002.

Donald Getty, Director

Mr. Getty has served as a member of our Board of Directors since December 2007. Mr. Getty has served as President of Sunnybank Investments, Ltd., a consulting firm, since 1992. From 1985 to 1992, Mr. Getty served two, four year terms as Premier of Alberta.  In addition to acting Premier of Alberta, he held the position of Energy Minister and the position of Minister of Federal and Intergovernmental Affairs during his two terms in office.

Mr. Getty has served as a director and Chairman of the Board of Capital Reserve Canada Limited, a Canadian company, which is a U.S. reporting issuer quoted on the OTCBB, since August 2005. Mr. Getty has served on the board of directors of Globetech Environmental Inc., a company publicly trading on the Pink Sheets, since 2005. Mr. Getty has served on the board of directors of West Isle Energy Inc., a company publicly trading on the Toronto Stock Exchange, since 1997. Mr. Getty has served on the board of directors of the Guyanor Resources SA, a company publicly trading on the Toronto Stock Exchange since 1995. Mr. Getty also serves as a director of Capital Reserve Canada Ltd., a company publicly trading on the OTCBB, and Euro Resources SA, a company publicly trading on the Toronto Stock Exchange.

In 1954, Mr. Getty graduated, with honors, from the University of Western Ontario and earned a degree in business administration.

Diane Jakowchuk, Secretary, Treasurer and Principal Accounting Officer

Ms. Jakowchuk has served as our Secretary, Treasurer and Principal Accounting Officer since May 2008. Ms. Jakowchuk has worked in the accounting and sales departments of ADCO Paint & Supply, a retail coating company, since July 2006. Between December 2004 and July 2006, Ms. Jakowchuk served as office manager for Grens Hardware, a retail hardware company. From December 2001 to December 2004, Ms. Jakowchuk served as the State Victim Assistance Coordinator for MADD Victim Services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable filing requirements.

Corporate Governance, Code of Ethics

We are committed to maintaining sound corporate governance practices. These practices are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors is responsible for providing effective governance oversight over our affairs. Our corporate governance practices are designed to promote honesty and integrity throughout our company.

We have adopted a Code of Ethics applicable to anyone who serves as our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller. Our Code of Ethics is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Audit Committee

The entire Board of Directors operates as the Audit Committee. We currently do not have a written audit committee charter or similar document. When the audit committee is formed, we intend to have a designated audit committee “financial expert” who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our principal executive officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer, and Diane Jakowchuk, our Secretary, Treasury and Principal Accounting Officer, have contributed their services free of charge during our last two completed fiscal years, as reflected in the following table.

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2008	0	0	0	0	0	0	0	0
President, Chief Executive Officer and Director(2)	2007	0	0	0	0	0	0	0	0

Diane Jakowchuk,	2008	0	0	0	0	0	0	0	0
Principal Accounting
Officer(3)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

1 Christopher Yee resigned from his positions as our President and a member of our Board of Directors on December 3, 2007. During the twelve months ended September 30, 2007, Mr. Yee received $49,500 base salary for serving as our President. Aside from his base salary, Mr. Yee did not receive any other compensation for serving as our President.

2 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer and Director of AVRS in 2007 and 2008.

3 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008.

Salary (Column C)

The amounts reported in column C represent base salaries paid to each of the Named Executive Officers for the relevant fiscal year.

Bonus (Column D)

The amounts reported in column D represent the cash bonuses paid each of the Named Executive Officers for the relevant fiscal year.

Option Awards (Column F)

The amounts reported in column F represent the dollar amount of stock option awards recognized for each of the Named Executive Officers as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with FAS 123(R) for the relevant fiscal years.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. We previously accounted for the stock options under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from similar companies that operate within the same industry sector index. We calculated the historical volatility for each comparable company to come up with an expected average volatility and then adjusted the expected volatility based on factors such as historical stock transactions, major business transactions, and industry trends. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have written employment agreements or other employment arrangements with any of our executive officers. Our Board of Directors is evaluating the appropriate terms and conditions for the employment of our executive officers.

Outstanding Equity Awards At Fiscal Year End

We do not have any unexercised stock options outstanding for any of our Named Executive Officers.

Director Compensation

We have made no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out –of –pocket expenses, including travel expenses, if any, made on our behalf. No remuneration has been paid to our directors for services to date.

The following table sets forth all compensation paid to our directors for the last completed fiscal year.

Name(1)	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Walter Geldenhuys(2)	0	0	0	0	0	0	0

Donald Getty(3)	0	0	0	0	0	0	0

1 Christopher Yee and Daniel Koyich resigned from their positions as members of our Board of Directors on December 3, 2007. Lisa Jacobson resigned from her position as a member of our Board of Directors on May 15, 2008. Neither Mr. Yee nor Mr. Koyich received compensation for their services as members of our Board of Directors. On January 12, 2008, Ms. Jacobson received 654,985 shares of our common stock valued at $.20 per share for serving as a member of our Board of Directors.

2 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 2008 for his service as one of our Directors or as a Director of AVRS.

3 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2008 for his service as one of our Directors or as a Director of AVRS.

Compensation Committee Interlocks and Insider Participation

As AVRS has not paid any compensation to its executive officers. We do not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2008, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2008 was 164,700,008.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director +112 E. Spruce Street Mitchell, SD 57301	52,900,000	(2)	32.12%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,000,000	(3)	* %

Diane Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	4,200,000		2.55%

All directors and executive officers as a group (three persons)	58,100,000		34.67%

Blake Thorshov 1112 Second St Los Osos, CA 93402	35,000,000		21.25%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	14,000,000		8.5%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	14,000,000		8.5%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	14,000,000		8.5%

†  Named executive officer.

*  Less than 1% of the outstanding common stock.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the SEC as (A) having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer; or (B) directly or indirectly creating or using a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	This amount includes 24,000 shares of common stock held by Mr. Geldenhuys’ daughter, of which Mr. Geldenhuys may be deemed to have indirect ownership because he is his daughter’s custodian.

(3)	This amount represents 1,000,000 shares held by Sunnybank Investments Ltd., a consulting company of which Mr. Getty is President. Mr. Getty holds exclusive voting and investment power with respect to our securities held by Sunnybank Investments Ltd.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On May 20, 2008, AVRS made a promissory note in the amount of $225,544 payable to Walter Geldenhuys, our President, Chief Executive Officer, Chief Financial Officer and Director for loans made by him to AVRS. The promissory note matures on July 6, 2009, and accrues interest at a rate of 4% per annum. In December 2008, we repaid Mr. Geldenhuys $5,000. On December 31, 2008 the value of the promissory note was $220,544 with accrued interest of $2,234.

Aside from the relevant provisions of the Nevada Revised Statutes and other applicable laws, we currently do not have a formal policy or procedure for the review, approval or ratification of related party transactions.

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director, and has adopted the independence standards of the NASDAQ Capital Market, LLC. At this time, the Board of Directors has determined that Donald Getty, a non-employee director, is independent and has no relationship with us, except as a director and stockholder.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2008 and December 31, 2007.

Services	2008	2007

Audit Fees	14,706	—
Audit Related Services	—	—
Tax Fees	800	800
Total Fees	15,506	800

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(1)(1)
14.1	Code of Ethics(12)
21.1	Subsidiaries of the Registrant(12)
31.1	Section 302 Certification - Principal Executive Officer(12)
31.2	Section 302 Certification - Principal Financial Officer(12)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2008.
(2)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2008.
(3)     Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on October 31, 2005.
(4)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2007.
(5)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2008.
(6)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 14, 2008.
(7)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.
(8)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2008.
(9)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
(10)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2008.
(11)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2009.
(12)    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2009.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys
Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March 30, 2009

/s/ Diane Jakowchuk Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 30, 2009

/s/ Donald Getty Donald Getty	Director	March 30, 2009