Form 10-Q
period 2009-03-31
Advanced Voice Recognition Systems, Inc
filed 2009-05-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐      No ☒

As of May 14, 2009, 165,050,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding. * Does not include 16,000,000 shares of registrant’s common stock issued but currently held in escrow by the registrant.

Advanced Voice Recognition Systems, Inc.

PartI.Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

	MARCH 31,	DECEMBER 31,
	2009 (Unaudited)	2008
ASSETS
Current Assets
Cash	$4,655	$2,627
Prepaid Expenses (Note 7)	20,000	20,000

Total Current Assets
	24,655	22,627

Fixed Assets (Note 3)
Computer Software and Equipment, net	3,421	3,762

Total Fixed Assets	3,421	3,762

Intangible Assets (Note 3)
Patent, net	23,191	24,245
Deferred costs	60,468	54,542

Total Intangible Assets	83,659	78,787

Total Assets	$111,735	$105,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$103,344	$68,981
Accrued interest to related party (Note 4)	2,175	2,234
Indebtedness to related parties (Note 4)	226,344	226,344

Total Current Liabilities	331,863	297,559

Stockholders' Deficit (Note 8)
Common stock, $.001 par value;
547,500,000 shares authorized, 181,050,008 and
180,700,008 shares issued, respectively; 165,050,008
and 164,700,008 shares outstanding, respectively	165,050	164,700
Deferred Compensation	(81,181)	—
Additional paid-in capital	4,319,142	4,171,784
Deficit accumulated during development stage	(4,623,139)	(4,528,867)

Total Stockholders' Deficit
	(220,128)	(192,383)

Total Liabilities and Stockholders' Deficit	$111,735	$105,176

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,		MARCH 15, 1994 (INCEPTION) THROUGH March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)
Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378

Gross profit	—	—	862,546
Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	44,998	18,389	1,847,231
General and administrative:
Compensation	—	—	570,000
Compensation Expense	6,319		6,319
Professional fees	37,759	53,104	754,590
Office	1,411	—	246,354
Rent	—	—	157,356
Travel	—	—	129,509
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	1,610	2,448	378,809

Total operating expenses	92,097	73,941	5,428,006

Loss from operations	(92,097)	(73,941)	(4,565,460)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(2,175)	—	(49,238)
Loss on sale of assets	—	—	(13,503)

Net other expense
	(2,175)	—	(57,679)

Loss before income taxes	(94,272)	(73,941)	(4,623,139)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(94,272)	$(73,941)	$(4,623,139)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	164,750,564	140,000,000

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Deferred
	Shares	Amount	Capital	Stage	Compensation	Total
Balance at December 31, 2008	164,700,008	$164,700	$4,171,784	$(4,528,867)	$—	$(192,383)

Contributed cash for 60,840 shares of common stock (Note 1) (unaudited)	—	—	15,210	—	—	15,210

March 18, 2009, 350,000 shares of common stock issued for services and deferred compensation (Note 1) (unaudited)	350,000	350	87,150	—	(81,181)	6,319

Contributed services (Note 4) (unaudited)	—	—	44,998	—	—	44,998

Net Loss (unaudited)	—	—	—	(94,272)	—	(94,272)

Balance at March 31, 2009	165,050,008	$165,050	$4,319,142	$(4,623,139)	$(81,181)	$(220,128)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,		MARCH 15, 1994 (INCEPTION) THROUGH MARCH 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(94,272)	$(73,941)	$(4,623,139)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Amortization	1,395	1,054	41,025
Contributed services	44,998	18,389	1,847,231
Expenses paid in exchange for shareholder debt	—	—	34,047
Compensation expense	6,319	—	6,319
Changes in operating assets:
Prepaid Expenses	—	—	(20,000)
Changes in operating liabilities:
Accounts payable	34,364	23,097	103,344
Accrued interest related party	(59)	—	2,175

Net cash used in operating activities	(7,255)	(31,401)	(2,608,998)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—	(4,390)
Payments for patents	—	—	(63,247)
Payments for deferred costs	(5,927)	—	(60,468)

Net cash used in investing activities	(5,927)	—	(128,105)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	15,210	—	2,549,461
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	—	(5,000)
Proceeds from promissory notes and advances
from shareholder	—	31,401	231,344

Net cash provided by financing activities	15,210	31,401	2,741,758

Net change in cash	2,028	—	4,655

Cash at beginning of period	2,627	—	—

CASH AT END OF PERIOD	$4,655	$—	$4,655

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,234	$—	$2,234

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

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

The Stock Exchange Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Stock Exchange Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140,000,000 shares of Samoyed’s common stock. At the closing of the Stock Exchange Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

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

On May 19, 2008, pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to Samoyed, all of the issued and outstanding shares of their capital stock. In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders 85% (140,000,000 shares) of Samoyed’s common stock. In connection with the closing of the Stock Exchange Agreement:

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. As of March 31, 2009, the shareholder has paid $15,210 and has not tendered any of the shares of the Company’s common stock held by him for cancellation.   The Company expects to extend the agreement.

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

Stock Purchase Agreement

The Company entered into a Purchase Agreement dated September 24, 2008 with Lion Share Capital, LLC, a Kansas limited liability company, pursuant to which Lion Share made a promissory note to the Company in the amount of $5,000,000 in exchange for 16,000,000 shares of the Company’s common stock. Pursuant to the Purchase Agreement, Lion Share is required to pay the principal amount of the promissory note, together with all interest thereon in three installments. Lion Share pledged to the Company the shares of common stock issued to it pursuant to the Purchase Agreement as collateral to secure Lion Share’s satisfaction of its obligations under the promissory note. Portions of the shares of common stock pledged as collateral are to be released to Lion Share Capital upon the Company’s receipt of the periodic principal and interest payments. As of March 31, 2009, no funds have been received from Lion Share Capital, and the 16,000,000 shares remain held by the Company.  Lion Share Capital has informed the Company that it intends to make a payment to the Company, but there is no assurance that this will occur.  The 16,000,000 shares are not considered outstanding for financial statement purposes at March 31, 2009.

Agreement and Plan of Merger

On March 25, 2009, the Company entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger”) with its wholly-owned subsidiary, NCC, LLC, a Colorado limited liability company, whereby NCC, LLC merged with and into the Company pursuant to Section 92A.180 of the Nevada Business Corporations Act. Upon consummation of the Agreement and Plan of Merger: (i) NCC, LLC ceased to exist; (ii) the Company’s member interests in NCC, LLC automatically were canceled or retired and ceased to exist, without any consideration delivered in exchange thereof; (iii) the title to all estate, property rights privileges, powers and franchise assets and/or other rights owned by NCC, LLC became vested in the Company without reversion or impairment; and (iv) all liabilities of any kind of NCC, LLC became vested in the Company.

Note 2                    Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of March 31, 2009 and for the three months and ended March 31, 2009 and 2008, and the period from March 15, 1994 (inception) through March 31, 2009, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2009 and its operating results for the three months ended March 31, 2009 and 2008, and the period from March 15, 1994 (inception) through March 31, 2009, have been made.  The results of operations for the three months ended March 31, 2009 is not necessarily an indication of the results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the three months ended March 31, 2009 and year ended December 31, 2008, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis.  There is no assurance that these loans or advances will continue in the future. As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  On September 25, 2008 the Company entered into a purchase agreement with Lion Share Capital, LLC to provide funding for its operations. There is no assurance that the Company will be successful in obtaining substantial funding either from this shareholder or from Lion Share Capital.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at March 31, 2009 of $4,655 and at December 31, 2008 of $2,627.

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

Fixed assets consist of the following:

	March 31, 2009	March 31, 2008

Computer equipment	$750	$—
Computer software	3,640	—

	4,390	—
Less Accumulated depreciation	(969)	—

	$3,421	$—

Depreciation expense totaled $341 and $-0-, respectively for the three months ended March 31, 2009 and 2008.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patent over an estimated useful life of 15 years. Amortization expense totaled $1,054 for the three months ended March 31, 2009. Estimated aggregate amortization expense for each of the next five years is as follows:

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2009 and 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 3                    Intangible Assets

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

The Company applied for an additional patent on September 15, 2008. On March 6, 2009, the U.S. Patent and Trademark Office issued an allowance for the patent titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”. The Company capitalized the additional deferred costs associated with the application and will begin amortization in 2009. As of March 31, 2009 additional costs of $5,926 have been deferred.  The deferred fees will be capitalized in 2009 when the patent is issued.

Fixed Assets

Fixed assets consist of cost incurred to purchase assets.  Depreciation expense totaled $341 and $-0- for the three months ended March 31, 2009 and 2008, respectively.

Note 4                    Related Party Transactions

Contributed Services

During the years from 2000 through 2008 and for the three months ended March 31, 2009, the Company’s officers and employees contributed research and development services and administrative services.  The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital.   Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077

$1,802,233
Three months ended March 31,
2009	44,998
$1,847,231

Indebtedness to Related Parties

During the years from 2000 through 2008, and for the three months ended March 31, 2009, certain officers advanced the Company working capital to maintain the Company’s operations.  In May 2008, the Company made a promissory note to its president in the original principal amount of $225,544 to reflect the Company’s obligation to repay the working capital advances made by its president.  At March 31, 2009, as well as December 31, 2008, the Company outstanding principal balance of the promissory note was $220,544.  The note carries a 4 percent annual interest rate and matures on July 6, 2009.   Accrued interest as of March 31, 2009 is $2,175.

Note 5                    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

		March 31,
		2009	2008

U.S.federal statutory graduated rate		15.00%	16.00%
State income tax rate, net of federal benefit		0.00%	0.00%
Rent and services		-7.16%	-3.98%
NOL's		-7.84%	-12.02%
	Effective Rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2009, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2009.

Note 6                Concentration of Risk

On March 31, 2009, the Company had cash balances at one financial institution of $4,655, which amount does not exceed the related federal deposit insurance.

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

Note 8                    Stockholder Deficit

On March 18, 2009, the Company entered into an agreement with Equiti-trend Advisors, LLC (“Equiti-trend”), pursuant to which Equiti-trend agreed to provide investor relations services to the Company for a period of six months.  The Company issued 350,000 restricted shares of its common stock to Equiti-trend as consideration for Equiti-trend’s services. The transaction was valued based on the closing stock price of $0.25 per share on March 31, 2009, totaling $87,500.  Deferred compensation of $81,181 was recorded and $6,319 was expensed at March 31, 2009.

Note 9                    Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009 the Company and the shareholder agreed to modify this arrangement such that the shareholder is required to deliver to the Company an Aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to Company for cancellation four shares (4) of the Company’s stock for every $1 not paid.  As of March 31, 2009, the shareholder had paid the company $15,210.  On April 20, 2009 the Company received an additional $18,220 from the shareholder.  No shares have been tendered for cancellation.   The Company expects to extend the agreement.

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

On March 25, 2009, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary, NCC, LLC, a Colorado limited liability company, whereby NCC, LLC merged with and into us pursuant to Section 92A.180 of the Nevada Business Corporations Act. Upon consummation of the Agreement and Plan of Merger: (i) NCC, LLC ceased to exist; (ii) our member interests in NCC, LLC automatically were canceled or retired and ceased to exist, without any consideration delivered in exchange thereof; (iii) the title to all estate, property rights privileges, powers and franchise assets and/or other rights owned by NCC, LLC became vested in us without reversion or impairment; and (iv) all liabilities of any kind of NCC, LLC became vested in us. As a result, we own U.S. Patent #5,960,447.

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

At March 31, 2009, we had current assets of $24,655 and current liabilities of $331,863, as compared to current assets of $22,627and $297,559 in current liabilities at December 31, 2008. Our increase in current assets is attributable to funds we received from a shareholder, as described in Note 1 to our financial statements. Our increase in current liabilities primarily is due to an increase in accounts payable resulting from ongoing operations.

We had a net loss of $94,272 and $73,941for the three months ended March 31, 2009 and 2008 respectively. The increase in net loss is attributable to increased contributed services and professional fees incurred in conjunction with the May 2008 stock exchange and our efforts to implement our business plan.

During the three months ended March 31, 2009, we used $7,255 of cash in operating activities and $5,927 of cash in investing activities, and received $15,210 of cash provided by financing activities. As a result, for the three months ended March 31, 2009, we recognized a $2,028 net increase in cash on hand. For the three months ended March 31 2008, we used $31,401 of cash in operating activities and no cash in investing activities, and received $31,401 of cash provided by financing activities, resulting in no change in cash on hand for the year.

During the three months ended March 31, 2009, the funds we received were attributable to a shareholder obligated to provide such funding, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  Historically, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these funds, loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, on September 25, 2008 we entered into an agreement with Lion Share Capital, LLC for the sale to Lion Share Capital of 16,000,000 shares of our common stock, and we received a $5,000,000 note from Lion Share. As of March 31, 2009, no funds have been received from Lion Share Capital, and the 16,000,000 shares remain pledged to us as collateral.  Lion Share Capital has informed the Company that it intends to make payments to the Company.  If we receive payments on the note, our liquidity may increase. However, there is no assurance that we will be successful in obtaining payments on the note from Lion Share Capital.

U.S. Patent #5,960,447 includes 42 claims that we believe cover an extremely broad base of features applicable to existing ASR products and markets. We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

The legal fees associated with current prosecution for enhancing our existing patent rights, which are estimated at approximately $30,000, are currently deferred costs; however, if this activity proves successful, these fees will be capitalized. The associated legal fees for our additional filed U.S. patent application (allowed on March 6, 2009) are deferred at March 31, 2009.  The deferred fees totaling $5,926 at March 31, 2009 will be capitalized in 2009 when the patent is issued.

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

Historically, our officers and employees have contributed research, development, administrative and other services without compensation.  If we are successful in obtaining funding, we expect to pay salaries in cash to our officers and employees for their services provided to us.

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

Our management assessed the effectiveness of its internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of March 31, 2009, our internal control over financing reporting is effective based on those criteria.

This Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Form 10-Q.

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities by us during the period covered by this Quarterly Report on Form 10-Q previously have been included in a Current Report on Form 8-K, and as such, pursuant to this Item of Form 10-Q, need not be furnished here.

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.[1]
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.[2]
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC[12]
3.1	Articles of Incorporation[3]
3.2	Certificate of Change to Articles of Incorporation[4]
3.3	Bylaws[3]
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.[5]
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.[6]
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.[7]
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.[8]
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys[9]
10.6	Form of Lock-Up Agreement[9]
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC[10]
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee[10]
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee[11]
14.1	Code of Ethics[12]
21.1	Subsidiaries of the Registrant[12]
31.1	Section 302 Certification – Principal Executive Officer[13]
31.2	Section 302 Certification – Principal Financial Officer[13]
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[13]

[1]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2008.

[2]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2008.

[3]  Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on October 31, 2005.

[4]   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2007.

[5]   Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2008.

[6]  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 14, 2008.

[7]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 31, 2008.

[8]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2008.

[9]  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

[10]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2008.

[11]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2009.

[12]  Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2009.

[13]  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated: May 15, 2009	By:	/ s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)

