Form 10-Q
period 2009-09-30
Advanced Voice Recognition Systems, Inc
filed 2009-11-13
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐      No ☒

As of November 12, 2009, 165,050,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding. * Does not include 16,000,000 shares of registrant’s common stock issued but currently held in escrow by the registrant.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 Unaudited and December 31, 2008	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and from Inception to September 30, 2009	2

	Unaudited Condensed Statement of Stockholders’ Deficit as of September 30, 2009	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and from Inception through September 30, 2009	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		14

PartI.Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2009 (Unaudited)	2008
ASSETS
Current Assets
Cash	$1,587	$2,627
Prepaid Expenses (Note 7)	15,000	20,000

Total Current Assets	16,587	22,627

Fixed Assets (Note 3)
Computer Software and Equipment, net	3,548	3,762

Total Fixed Assets	3,548	3,762

Intangible Assets (Note 3)
Patent, net	78,187	24,245
Deferred costs	—	54,542

Total Intangible Assets	78,187	78,787

Total Assets	$98,322	$105,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilitie s
Accounts payable	$128,731	$68,981
Accrued interest to related party (Note 4)	4,329	2,234
Indebtedness to related parties (Note 4)	222,343	226,344

Total Current Liabilities	357,403	297,559

Stockholders' Deficit (Note 8)
Common stock, $.001 par value;
547,500,000 shares authorized, 181,050,008 and
180,700,008 shares issued, respectively; 165,050,008
and 164,700,008 shares outstanding, respectively	165,050	164,700
Additional paid-in capital	4,461,766	4,171,784
Deficit accumulated during development stage	(4,885,897)	(4,528,867)

Total Stockholders' Deficit	(259,081)	(192,383)

Total Liabilities and Stockholders' Deficit	$98,322	$105,176

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS		FOR THE NINE MONTHS		THROUGH
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30,		SEPTEMBER30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Cost of goods sold	$—	$—	$—	$—	$1,241,924
Gross profit	—	—	—	—	379,378
	—	—	—	—	862,546
Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	64,613	41,806	174,224	81,848	1,976,457
General and administrative:
Compensation	—	—	—	—	570,000
Compensation Expense	24,425	—	63,678	—	63,678
Professional fees	27,935	99,489	98,976	246,540	815,806
Office	2,451	—	4,876	—	249,819
Rent	—	—	—	—	157,356
Travel	—	4,991	2,573	7,382	132,082
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	2,907	5,785	6,200	11,889	383,399

Total operating expenses	122,331	152,071	350,527	347,659	5,686,435

Loss from operations	(122,331)	(152,071)	(350,527)	(347,659)	(4,823,889)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(2,183)	(2,273)	(6,504)	(3,459)	(53,567)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(2,183)	(2,273)	(6,504)	(3,459)	(62,008)

Loss before income taxes	(124,514)	(154,344)	(357,031)	(351,118)	(4,885,897)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(124,514)	$(154,344)	$(357,031)	$(351,118)	$(4,885,897)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding	165,050,008	165,743,486	164,951,290	154,337,505

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2008	164,700,008	$164,700	$4,171,784	$(4,528,867)	$(192,383)

Contributed cash for 60,840 shares of common stock (Note 1) (unaudited)	—	—	15,210	—	15,210

March 18, 2009, 350,000 shares of common stock issued for services and deferred compensation (Note 1) (unaudited)	350,000	350	63,328	—	63,678

Contributed services (Note 4) (unaudited)	—	—	174,224	—	174,224

Contributed cash for 72,880 shares of common stock (Note 1) (unaudited)	—	—	18,220	—	18,220

Contributed cash for 76,000 shares of common stock (Note 1) (unaudited)	—	—	19,000	—	19,000

Net Loss (unaudited)	—	—	—	(357,030)	(357,030))

Balance at September 30, 2009	165,050,008	$165,050	$4,461,766	$(4,885,897)	$(259,081)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		MARCH 15, 1994 (INCEPTION) THROUGH SEPTEMBER 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(357,031)	$(351,118)	$(4,885,897)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Amortization	5,448	3,418	45,078
Contributed services	174,224	81,848	1,976,457
Expenses paid in exchange for shareholder debt	—	—	34,047
Compensation expense	63,678	—	63,678
Changes in operating assets:
Prepaid Expenses	5,000	(20,000)	(15,000)
Changes in operating liabilities:
Accounts payable	59,751	42,471	128,731
Accrued interest related party	2,095	2,273	4,329

Net cash used in operating activities	(46,835)	(241,108)	(2,648,577)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(900)	(3,004)	(5,290)
Payments for patents	—	—	(63,247)
Payments for deferred costs	(3,735)	—	(58,277)

Net cash used in investing activities	(4,635)	(3,004)	(126,814)

Cash Flows from Financing Activities :
Proceeds from sale of common stock	52,430	331,000	2,586,681
Payments on advances from shareholder	—	(34,047)	(34,047)
Payments on promissory note from shareholder	(4,000)	—	(9,000)
Proceeds from promissory notes and advances	2,000		2,000
from shareholder	—	34,047	231,344

Net cash provided by financing activities	50,430	331,000	2,776,978

Net change in cash	(1,040)	86,888	1,587

Cash at beginning of period	2,627	—	—

CASH AT END OF PERIOD	$1,587	$86,888	$1,587

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,504	$1,186	$6,504

Income taxes	$—	$—	$—

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

On May 19, 2008, pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to Samoyed, all of the issued and outstanding shares of their capital stock. In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders 85% (140,000,000 shares) of Samoyed’s common stock. In connection with the closing of the Stock Exchange Agreement:

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four (4) shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  As of September 30, 2009, the shareholder has paid an aggregate of $53,430 since May 2008 and has not tendered any of the shares of the Company’s common stock held by him for cancellation.

•

Certain shareholders of Samoyed holding shares of Samoyed’s common stock agreed that, commencing on the date the Stock Exchange Agreement closed, and ending on a date one year later, the shareholders would not, without the written consent of Samoyed, (i) sell, offer to sell, contract or agree to sell, hypothecate, hedge, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, certain of their shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of  those shares of Samoyed’s common stock owned directly by them, or with respect to which they have beneficial ownership within the rules and regulations of the U.S. Securities and Exchange Commission.  On May 19, 2009, one year from the closing date of the Stock Exchange Agreement, the Company released the shares of those certain stock holders.

Stock Purchase Agreement

The Company entered into a Purchase Agreement dated September 24, 2008 with Lion Share Capital, LLC, a Kansas limited liability company, pursuant to which Lion Share made a promissory note to the Company in the amount of $5,000,000 in exchange for 16,000,000 shares of the Company’s common stock. Pursuant to the Purchase Agreement, Lion Share is required to pay the principal amount of the promissory note, together with all interest thereon in three installments. Lion Share pledged to the Company the shares of common stock issued to it pursuant to the Purchase Agreement as collateral to secure Lion Share’s satisfaction of its obligations under the promissory note. Portions of the shares of common stock pledged as collateral are to be released to Lion Share Capital upon the Company’s receipt of the periodic principal and interest payments. As of September 30, 2009, no funds have been received from Lion Share Capital, and the 16,000,000 shares remain held by the Company.  Lion Share Capital has informed the Company that it intends to make a payment to the Company, but there is no assurance that this will occur.  The 16,000,000 shares are not considered outstanding for financial statement purposes at September 30, 2009.

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

Note 2                    Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of September 30, 2009 and for the three and nine months and ended September 30, 2009 and 2008, and the period from March 15, 1994 (inception) through September 30, 2009, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2009 and its operating results for the three and nine months ended September 30, 2009 and 2008, and the period from March 15, 1994 (inception) through September 30, 2009, have been made.  The results of operations for the three and nine months ended September 30, 2009 is not necessarily an indication of the results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the nine months ended September 30, 2009 and year ended December 31, 2008, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis.  There is no assurance that these loans or advances will continue in the future. As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  On September 25, 2008 the Company entered into a purchase agreement with Lion Share Capital, LLC to provide funding for its operations. There is no assurance that the Company will be successful in obtaining substantial funding either from this shareholder or from Lion Share Capital.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at September 30, 2009 of $1,587 and at December 31, 2008 of $2,627.

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

Fixed assets consist of the following:

	September 30, 2009	September 30, 2008

Computer equipment	$1,650	$—
Computer software	3,639	3,004

	5,289	3,004
Less Accumulated depreciation	(1,741)	(250)

	$3,548	$2,754

Depreciation expense totaled $1,113 and $250, respectively for the nine months ended September 30, 2009 and 2008.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of 15 years. Amortization expense totaled $4,335 for the nine months ended September 30, 2009. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,
2009	$2,227
2010	8,908
2011	8,908
2012	8,908
2013	8,908
2014	7,857
Thereafter	32,471
$78,187

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2009 and 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Note 3                    Intangible Assets

On November 13, 1995, the Company filed a patent application with the U.S. Patent and Trademark Office, which was granted on September 28, 1999 as patent #5,960,447, “Word Tagging and Editing system for Speech Recognition”. In accordance with 35 USC 154, the term for the above referenced patent commences on the date on which the patent issues and ends 20 years from the date on which the application for the patent was filed in the United States. The above referenced U.S. Patent will expire on November 13, 2015.

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

On July 7, 2009, Patent No.: US 7,558,730 B2 titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the United States Patent and Trademark Office.  In accordance with 35 USC 154, the patent commences on July 7, 2009 and ends 20 years from the application date of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized as of September 30, 2009 and the Company began amortization.

Note 4                    Related Party Transactions

Contributed Services

During the years from 2000 through 2008 and for the nine months ended September 30, 2009, the Company’s officers and employees contributed research and development services and administrative services.  The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital.   Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077

$1,802,233
Nine months ended September 30,
2009	174,224
$1,976,457

Indebtedness to Related Parties

During the years from 2000 through 2008, and for the nine months ended September 30, 2009, certain officers advanced the Company working capital to maintain the Company’s operations.  In May 2008, the Company made a promissory note to its president in the original principal amount of $225,544 to reflect the Company’s obligation to repay the working capital advances made by its president.  At September 30, 2009, and at December 31, 2008, the Company’s outstanding principal balance of the promissory note was $216,543 and $220,543 respectively.  On July 6, 2009 the Company entered into an Allonge to Promissory Note pursuant to which the Company and Walter Geldenhuys agreed to amend the promissory note made by the Company to Mr. Geldenhuys in May 2008 to extend the date in which all principal and any accrued interest shall be due and payable to October 5, 2009.   Accrued interest as of September 30, 2009 is $4,329.

Separately, the Company’s president advanced the Company $1,000 on both September 4 th and 30th 2009.  The Company’s obligation to repay these advances is described in Note 9 – Subsequent Events.

Note 5                    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

		September 30,
		2009	2008

U.S. federal statutory graduated rate		29.84%	32.78%
State income tax rate, net of federal benefit		0.00%	0.00%
Rent and services		-14.56%	-7.64%
NOL's		-15.28%	-25.14%
	Effective Rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2009, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2009.

Note 6                Concentration of Risk

On September 30, 2009, the Company had cash balances at one financial institution of $1,587, which amount does not exceed the related federal deposit insurance.

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

Note 8                    Stockholder Deficit

On March 18, 2009, the Company entered into an agreement with Equiti-trend Advisors, LLC (“Equiti-trend”), pursuant to which Equiti-trend agreed to provide investor relations services to the Company for a period of six months.  The Company issued 350,000 restricted shares of its common stock to Equiti-trend as consideration for Equiti-trend’s services. The transaction was valued based on the closing stock price of $0.25 per share on March 31, 2009, totaling $87,500.  Deferred compensation of $63,678 was expensed at September 30, 2009.  The agreement expired September 17, 2009.  The remaining $23,822 deferred compensation was offset by reducing additional paid in capital.

Note 9                    Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to modify this arrangement such that the shareholder is required to deliver to the Company an Aggregate of $875,000 on or before March 31, 2009, or in the alternative, tender to Company for cancellation four shares (4) of the Company’s stock for every $1 not paid.  On May 26, 2009, the Company and the shareholder agreed to modify this arrangement such that the shareholder is to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative, tender to Company for cancellation four shares (4) of the Company’s stock for every $1 not paid.  As of September 30, 2009, the shareholder had paid the company $53,430.  No shares have been tendered for cancellation.  The Company anticipates modifying the agreement in the fourth quarter 2009.

In September 2009, Mr. Geldenhuys advanced $2,000 to the Company and in October 2009 advanced an additional $78,000. The Company made a promissory note dated October 9, 2009 to its president in the original principal amount of $80,000 to reflect the Company’s obligation to repay the September 2009 and October 2009 working capital advances made by its president.  The note carries 4% interest and matures on April 9, 2010.

In May 2008, the Company made a promissory note to its president in the original principal amount of $225,544 to reflect the Company’s obligation to repay the working capital advances made by its president.  On July 6, 2009 the Company entered into an Allonge to Promissory Note pursuant to which the Company and its president agreed to amend the promissory note to extend the date in which all principal and any accrued interest shall be due and payable to October 5, 2009.  On November 13, 2009 the Company entered into Second Allonge to Promissory Note pursuant to which the Company and Walter Geldenhuys agreed to amend the promissory note to extend the date in which all principal and any accrued interest shall be due and payable April 9, 2010.

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

At September 30, 2009, we had current assets of $16,587 and current liabilities of $357,403, as compared to current assets of $22,627 and $297,559 in current liabilities at December 31, 2008. Our decrease in current assets is attributable to a computer purchase and partial repayment of promissory note, included with this filing. Our increase in current liabilities primarily is due to an increase in accounts payable resulting from ongoing operations.

We had a net loss of $124,514 and $154,344 for the three months ended September 30, 2009 and 2008 respectively. The decrease in net loss is attributable to decreased professional fees as we have completed the merger.

During the nine months ended September 30, 2009, we used $46,835 of cash in operating activities and $4,635 of cash in investing activities, and received $50,430 of cash provided by financing activities. As a result, for the nine months ended September 30, 2009, we recognized a $1,040 net decrease in cash on hand. For the nine months ended September 30, 2008, we used $241,108 of cash in operating activities and $3,004 cash in investing activities, and received $331,000 of cash provided by financing activities. For the nine months ended September 30, 2009, we recognized a $86,888 net increase in cash on hand.

During the nine months ended September 30, 2009, the funds we received were attributable to a shareholder obligated to provide such funding, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  Historically, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these funds, loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, on September 25, 2008, we entered into an agreement with Lion Share Capital, LLC for the sale to Lion Share Capital of 16,000,000 shares of our common stock, and we received a $5,000,000 promissory note from Lion Share. As of September 30, 2009, no funds have been received from Lion Share Capital, and the 16,000,000 shares remain pledged to us as collateral.  Lion Share Capital has informed the Company that it intends to make payments to the Company.  If we receive payments on the note, our liquidity may increase. However, there is no assurance that we will be successful in obtaining payments on the note from Lion Share Capital.

U.S. Patent #5,960,447 includes 42 claims that we believe cover an extremely broad base of features applicable to existing ASR products and markets. We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  The deferred costs totaling $58,277 at September 30, 2009 have been capitalized and amortization began in the third quarter 2009

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We plan to raise additional funds through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

Our management assessed the effectiveness of its internal control over financial reporting as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of September 30, 2009, our internal control over financing reporting is effective based on those criteria.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. [1]
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. [2]
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC [12]
3.1	Articles of Incorporation [3]
3.2	Certificate of Change to Articles of Incorporation [4]
3.3	Bylaws [3]
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. [5]
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. [6]
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. [7]
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. [8]
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys [9]
10.6	Form of Lock-Up Agreement [9]
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC [10]
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee [10]
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee [11]
10.10	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee [12]
10.11	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys [13]
10.12	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys [15]
10.13	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Recognition Systems, Inc. and Walter Geldenhuys [16]
14.1	Code of Ethics [14]
21.1	Subsidiaries of the Registrant [14]
31.1	Section 302 Certification – Principal Executive Officer [16]
31.2	Section 302 Certification – Principal Financial Officer [16]
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [16]

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

[11]   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2009.

[12] Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2009

[13] Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2009

[14]   Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2009.

[15] Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 15, 2009

[16]   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated: November 13, 2009	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: November 13, 2009	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)