Form 10-K
period 2009-12-31
Advanced Voice Recognition Systems, Inc
filed 2010-02-26
CIK 1342936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 2009
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
(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $11,078,773 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of February 26, 2010 was 165,400,008.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

ii

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

PART I

Item 1. Business.

General Overview.

Advanced Voice Recognition Systems, Inc. (the “Company”, “we” or “us”), was incorporated in the State of Nevada on August 31, 2005 as Samoyed Energy Corp., an oil and gas company. In May 2008, we consummated a stock exchange with the shareholders of Advanced Voice Recognition Systems, Inc., a Colorado corporation (“AVRS”), and consequently, AVRS became our wholly-owned subsidiary. In May 2008, we also transferred our oil and gas assets to Stone Canyon Resources, Inc. In June 2008, AVRS merged with and into us and we changed our name to “Advanced Voice Recognition Systems, Inc.” As a result of the stock exchange and the transfer of our oil and gas assets, our current operations are those of AVRS, and our fiscal year became that of AVRS and now ends on December 31st.

Our common stock has been quoted on the Over-the-Counter Bulletin Board, also referred to as the OTCBB, since April 2007. Prior to June 19, 2008, our ticker symbol was “SMYD”, and on June 19, 2008, following our name change, our ticker symbol changed to “AVOI”. Our website is located at www.avrsys.com.

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

On March 25, 2009, we entered into an Agreement and Plan of Merger (“Agreement and Plan of Merger”) with our wholly-owned subsidiary, NCC, LLC, a Colorado limited liability company, whereby NCC, LLC merged with and into us pursuant to Section 92A.180 of the Nevada Business Corporations Act. Upon consummation of the Agreement and Plan of Merger; (i) NCC, LLC ceased to exist; (ii) our member interests in NCC, LLC automatically were canceled or retired and ceased to exist, without any consideration delivered in exchange thereof; (iii) the title to all estate, property rights privileges, powers and franchise assets and/or other rights owned by NCC, LLC became vested in us without reversion or impairment; and (iv) all liabilities of any kind of NCC, LLC became vested in us. As a result, we own U.S. Patent #5,960,447.   Additionally, we own U.S. Patent #7,558,730.

We are a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.  Our principal assets are our patents.  Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to support and defend our patents through infringement and interference proceedings, as appropriate.

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

We believe our main competitors are Microsoft, Nuance, IBM, and Google Voice. We also will compete with several smaller niche suppliers. We intend to differentiate our solutions from those of our competitors by focusing on efficient correction using traditional methods that will minimize the burden on the user.

Principal Proposed Products or Services

We are in the development stage and have not achieved any revenues from product sales. In addition, we will need substantial additional capital to achieve our marketing objectives as described below.

Speech Recognition Software and Related Firmware

Our principal proposed product is speech recognition software and related firmware which allows for dictation into a broad range of applications, including DOS applications running in Windows, UNIX and mainframe applications accessed through terminal emulation programs, various custom applications , and all Windows 3.x, 95, 98, 2000, XP and Vista programs. Through this product, we seek to provide full functionality including audio proofreading, deferred and delegated correction and additional capabilities that we believe are not available with other products. This product allows for deferred dictation, where the text is saved with the associated audio, and the users can resume when stopped and can play back dictated content. Similarly, the recognized text and associated audio can be saved to be used when text is corrected.

AVRS Enterprise Solutions

Through our AVRS Enterprise™ solutions utilizing the speech recognition software and related firmware, we hope to provide exceptional ease of use, security, scalability, centralized system administration, and flexible and efficient communications. We believe that the primary benefit that our AVRS Enterprise™ solutions will offer is the elimination of typing and the efficient use of personnel for correction and proofreading. We believe that dictation rates of over 300 words per minute are attainable through the three components of our speech recognition software and related firmware: Transaction Manager, Transcription Server, and the Dictation/Correction Assistant Clients.  Additionally, AVRS Enterprise™ Solutions may provide useful in mobile search and voicemail to text.

Market

We intend to target vertical markets that require individuals and organizations to create reports, letters, e-mail, data entry, manuals, books, and virtually any other document or end product involving written data. These organizations include corporations, hospitals, medical product and service providers, governmental entities, legal professionals, sales and service organizations law enforcement agencies and mobile search and voicemail to text.

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

Hardware Manufacturers

We also anticipate targeting hardware manufacturers, both on a direct basis and through joint sales and marketing programs. We intend to offer technology and patent licenses to manufacturers of medical devices, digital dictation systems, recorders, workstation PCs, mobile phones, PDAs, WAPs, and intelligent electronics. Alternatively, we may offer these manufacturers limited versions of our speech recognition software and related firmware product line for embedding into hardware. We expect to develop joint sales and marketing programs for mainframe, thin-client, telephony and other large hardware processing systems.

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

Intellectual Property

Our primary assets are United States Patent # 5,960,447 and United States Patent #7,558,730.  U.S. Patent #5,960,447 is for a word tagging and editing system for speech recognition filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 USC 154, the term for the above-referenced patent began on September 28, 1999 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expire on November 13, 2015.

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

 The U.S. Patent Office issued U.S. Patent # 7,558,730 titled, “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, filed on November 27, 2001 and issued on July 7, 2009.  In accordance with 35 USC 154, the term for the above referenced patent began on July 7, 2009 and ends 20 years from the date on which the application for the patent was filed in the United States.  Therefore, the patent will expire on November 27, 2021.   The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. The patent is expected to strengthen our position in voice recognition.
We are involved in a patent interference, in the U.S. Patent and Trademark Office, claiming our ownership of the subject matter of a third party’s patent.

Research and Development

During fiscal years 2009 and 2008, we did not incur any expense for research and development activities.

Employees

We currently do not have any employees. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer, and Diana Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer, have contributed services to us free of charge. We may engage consultants and other service providers in the future to help us carry out our business plan.

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

Diane Jakowchuk
Secretary, Treasurer, Principal Accounting Officer
AVRS, Inc.
7659 E. Wood Drive
Scottsdale, AZ 85260

Our website is located at www.avrsys.com. The Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports and other information that we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website.  We make these documents available as soon as reasonably practicable after we file them with or furnish them to the SEC.  You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Between April 16, 2007 and June 18, 2008, our common stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SMYD”. Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2009 and 2008. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Three Months Ended December 31, 2009	0.19	0.13
Three Months Ended September 30, 2009	0.18	0.110
Three Months Ended June 30, 2009	0.29	0.15
Three Months Ended March 31, 2009	0.27	0.14
Three Months Ended December 31, 2008	0.35	0.15
Three Months Ended September 30, 2008	0.53	0.30
Three Months Ended June 30, 2008	0.71	0.17
Three Months Ended March 31, 2008	0.85	030

Holders

As of February 25, 2010, we have approximately 33 holders of record of our common stock and 165,400,008 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, AZ 85251.

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

At December 31, 2009, we had current assets of $20,961, and current liabilities of $394,090, as compared to $22,627 current assets and $297,559 in current liabilities at December 31, 2008. Our decrease in current assets is attributable to operating expenses. Our increase in current liabilities primarily is due to a promissory note to a related party and an increase in Accounts Payable.

We had a net loss of $456,568 for the year ended December 31, 2009, as compared to a net loss of $431,022 for the year ended December 31, 2008. The increase in net loss is attributable to increased contributed services and professional fees incurred in conjunction with the issuance of the second patent and our efforts to implement our business plan.

Liquidity and Capital Resources

During the year ended December 31, 2009, we used $123,461 of cash in operating activities and $4,635 of cash in investing activities, and received $128,430 of cash provided by financing activities. As a result, for the year ended December 31, 2009, we recognized a $334 net increase in cash on hand. For the year ended December 31, 2008, we used $278,692 of cash in operating activities and $10,634 cash in investing activities, and received $291,953 of cash provided by financing activities, resulting in a $2,627 increase in cash on hand for the year.

During the years ended December 31, 2009 and 2008, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, on September 24, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Lion Share Capital, LLC (“Lion Share”) for the sale to Lion Share of 16,000,000 shares of our common stock, and we received a $5,000,000 note (the “Note”) from Lion Share. If we receive payments on the Note, our liquidity may increase. However, there is no assurance that we will be successful in obtaining payments on the note from Lion Share.   Subsequently, on January 11, 2010, the Company terminated the Purchase Agreement and no payments were made by Lion Share on the Note.  The Company has foreclosed on the collateral and cancelled the Note.

U.S. Patent #5,960,447 includes 42 claims that we believe cover an extremely broad base of features applicable to existing ASR products and markets. We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  The deferred costs totaling $58,277 have been capitalized and amortized began in the third quarter 2009

We anticipate that our president will be responsible for our near-term working capital requirements. In addition, we anticipate conducting one or more financings to raise working capital, which may or may not be successful.

If we continue to pursue interference proceedings, or initiate or defend infringement actions, we would expect to incur substantial costs and legal fees that ultimately may not be recoverable.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from March 15, 1994 (inception) through December 31, 2009.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and the period from March 15, 1994 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a development stage enterprise that has incurred losses since inception and, at December 31, 2009, has a net capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
February 17, 2010

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash	$2,961	$2,627
Prepaid Expenses (Note 7)	18,000	20,000

Total Current Assets
	20,961	22,627

Fixed Assets (Note 3)
Computer Software and Equipment, net	3,164	3,762

Intangible Assets (Note 3)
Patent, net	75,960	24,245
Deferred costs	—	54,542

Total Assets	$100,085	$105,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$84,509	$68,981
Accrued interest to related party (Note 4)	7,238	2,234
Indebtedness to related parties (Note 4)	302,344	226,344

Total Current Liabilities	394,091	297,559

Stockholders' Deficit (Note 1)
Common stock, $.001 par value;
547,500,000 shares authorized, 181,400,008 and
180,700,008 shares issued, respectively; 165,400,008
and 164,700,008 shares outstanding, respectively	165,400	164,700
Additional paid-in capital	4,612,851	4,171,784
Deficit accumulated during development stage	(5,009,257)	(4,528,867)

Total Stockholders' Deficit
	(294,006)	(192,383)

Total Liabilities and Stockholders' Deficit	$100,085	$105,176

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	FOR THE YEARS ENDED DECEMBER 31,		MARCH 15, 1994 (INCEPTION) THROUGH DECEMBER 31,
	2009	2008	2009
Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378

Gross profit	—	—	862,546
Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	238,837	121,077	2,041,070
General and administrative:
Compensation	—	—	570,000
Stock-based compensation expense	87,500	—	87,500
Professional fees	123,175	281,973	840,005
Office	8,239	6,533	253,183
Rent	—	—	157,356
Travel	4,025	7,382	133,534
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	8,747	8,364	385,946

Total operating expenses	470,523	425,329	5,806,432

Loss from operations	(470,523)	(425,329)	(4,943,886)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(9,867)	(5,693)	(56,930)
Loss on sale of assets	—	—	(13,503)

Net other expense
	(9,867)	(5,693)	(65,371)

Loss before income taxes	(480,390)	(431,022)	(5,009,257)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(480,390)	$(431,022)	$(5,009,257)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	164,999,186	161,054,526

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total
Balance at March 15, 1994 (inception)	$-	750	$1,000	$-	$-	$-	$1,000

Net Loss	-	-	-	-	(3,976)	-	(3,976)
Balance at December 31, 1994	-	750	1,000	-	(3,976)		(2,976)

Net Loss	-	-	-	-	(38,516)	-	(38,516)
Balance at December 31, 1995	-	750	1,000	-	(42,492)		(41,492)

Net Loss	-	-	-	-	(144,843)	-	(144,843)
Balance at December 31, 1996	-	750	1,000	-	(187,335)		(186,335)

Net Loss	-	-	-	-	(3,291)	-	(3,291)
Balance at December 31, 1997	-	750	1,000	-	(190,626)		(189,626)

Net Loss	-	-	-	-	(537,561)	-	(537,561)
Balance at December 31, 1998	-	750	1,000	-	(728,187)		(727,187)

Net Loss	-	-	-	-	(512,491)	-	(512,491)
Balance at December 31, 1999	-	750	1,000	-	(1,240,678)		(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432	-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests.	1,336,432	(750)	(1,000)	(1,335,432)

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-	-	-	487,500
Contributed services (Note 4)	520,000	-	-	-	-	-	520,000
Net Loss	-	-	-	-	(1,125,348)	-	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-	(2,366,026)	-	(22,094)

Contributed services (Note 4)	720,500	-	-	-	-	-	720,500
Net Loss	-	-	-	-	(990,765)	-	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-	(3,356,791)		(292,359)

Various dates, payment of expenses by member	257	-	-	-	-	-	257
Contributed services (Note 4)	50,767	-	-	-	-	-	50,767
Net Loss	-	-	-	-	(191,542)	-	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-	(3,548,333)		(432,877)

Various dates, payment of expenses by member	600	-	-	-	-	-	600
Contributed services (Note 4)	18,749	-	-	-	-	-	18,749
Net Loss	-	-	-	-	(19,349)	-	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-	(3,567,682)		(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-	-	-	378,462
Contributed services (Note 4)	58,651	-	-	-	-	-	58,651
Net Loss	-	-	-	-	(58,651)	-	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-	(3,626,333)	-	(54,415)

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Develoment	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total
July 7, 2005, Incorporation of AVRS from NCC LLC membership interests and subsequent merger with Samoyed Energy Corp (Note 1)	(3,571,918)	93,333,333	93,333	3,478,585	-	-	-

December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)		-
Contributed services (Note 4)	-	-	-	158,648	-	-	158,648
Net Loss	-	-	-	-	(241,957)	-	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566	(3,868,290)		(137,724)

Contributed services (Note 4)	-	-	-	70,189	-	-	70,189
Net Loss	-	-	-	-	(106,867)	-	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755	(3,975,157)		(174,402)

Contributed services (Note 4)	-	-	-	83,652	-	-	83,652
Net Loss	-	-	-	-	(122,688)	-	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407	(4,097,845)		(213,438)

April 28, 2008, Stock issued in recapitalization with Samoyed (Note 1)	-	24,700,008	24,700	(24,700)	-	-	-
May 27, 2008, Contributed cash (Note 1)	-	-	-	250,000	-	-	250,000
July 21, 2008, Contributed cash (Note 1)	-	-	-	81,000	-	-	81,000
Contributed services (Note 4)	-	-	-	121,077	-	-	121,077
Net Loss	-	-	-	-	(431,022)	-	(431,022)
Balance at December 31, 2008	-	164,700,008	164,700	4,171,784	(4,528,867)	-	(192,383)

	NCC, LLC Membership	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total
Contributed cash for 60,840 shares of common stock (Note 1)	-	-	-	15,210	-	-	15,210
March 18, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	87,150	-	(81,181)	6,319
Contributed services (Note 4)	-	-	-	238,837	-	-	238,837
Contributed cash for 72,880 shares of common stock (Note 1)	-	-	-	18,220	-	-	18,220
Contributed cash for 76,000 shares of common stock (Note 1)	-	-	-	19,000	-	-	19,000
Deferred Compensation (Note 1)	-	-	-	-	-	81,181	81,181
December 8, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	62,650		(63,000)	-

Net Loss	-	-	-	-	(480,390)	-	(480,390)
Balance at December 31, 2009	$-	165,400,008	$165,400	$4,612,851	$(5,009,257)	$(63,000)	$(294,006)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,		MARCH 15, 1994 (INCEPTION) THROUGH DECEMBER 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(480,390)	$(431,022)	$(5,009,257)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Amortization	8,060	4,844	47,690
Contributed services	238,837	121,077	2,041,070
Expenses paid in exchange for shareholder debt	—	34,047	34,047
Stock-based compensation expense	87,500	—	87,500
Changes in operating assets:
Prepaid Expenses	2,000	(20,000)	(18,000)
Changes in operating liabilities:
Accounts payable	15,528	10,128	84,509
Accrued interest related party	5,004	2,234	7,238

Net cash used in operating activities	(123,461)	(278,692)	(2,725,203)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(900)	(4,390)	(5,290)
Payments for patents	—	—	(63,247)
Payments for deferred costs	(3,735)	(6,244)	(58,277)

Net cash used in investing activities	(4,635)	(10,634)	(126,814)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	52,430	331,000	2,586,681
Payments on advances from shareholder	—	(34,047)	(34,047)
Payments on promissory note from shareholder	(4,000)	(5,000)	(9,000)
Proceeds from promissory notes and advances	—	—	—
from shareholder	80,000	—	311,344

Net cash provided by financing activities	128,430	291,953	2,854,978

Net change in cash	334	2,627	2,961

Cash at beginning of period	2,627	—	—

CASH AT END OF PERIOD	$2,961	$2,627	$2,961

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,409	$3,459	$7,868

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

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

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company is focusing its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. Additionally the Company will focus the mobile search and voicemail to text market.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” now referred to as ACS 915 “Development Stage Entities”. The Company has been in the development stage since inception.

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

•
A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  On November 18, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $478,606 on or before April 30, 2010, or in the alternative, tender to Company for cancellation 6.45 shares of Company’s common stock for every $1 not paid.  In 2009 the shareholder made three payments which totaled $52,430 as of December 31, 2009.  The shareholder has not tendered any of the shares of the Company’s common stock held by him for cancellation.

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

Stock Purchase Agreement

The Company entered into a Purchase Agreement dated September 24, 2008 with Lion Share Capital, LLC, a Kansas limited liability company, pursuant to which Lion Share issued to the Company a promissory note in the amount of $5,000,000 in exchange for 16,000,000 shares of the Company’s common stock. Pursuant to the Purchase Agreement, Lion Share is required to pay the principal amount of the promissory note, together with all interest thereon in three installments. Lion Share pledged the shares of common stock issued to it pursuant to the Purchase Agreement as collateral to secure Lion Share’s satisfaction of its obligations under the promissory note, and as such, we are holding the 16,000,000 shares in escrow in accordance with the Purchase Agreement. Portions of the shares of common stock pledged as collateral will be released to Lion Share Capital upon the Company’s receipt of the periodic principal and interest payments. As of December 31, 2009 no funds have been received from Lion Share, and the 16,000,000 shares remain held in escrow. The 16,000,000 shares are not considered outstanding at December 31, 2009.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Deferred compensation of $63,000 has been recorded.  Services are to begin January 6, 2010.

Note 2.     Significant Accounting Policies

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2009 and 2008, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.  As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative tender certain of his shares of the Company’s common stock for cancellation.

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

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, NCC, LLC. Intercompany transactions and balances have been eliminated. The accounts, results of operations and cash flows of acquired companies are included from their respective acquisition dates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at December 31, 2009 of $2,961, and $2,627 cash or cash equivalents at December 31, 2008.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverst effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  The Company did not record a cumulative effect adjustment related to the adoption of ASC 740.

Research and Development Costs

Research and development costs are expensed in the period incurred.

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $43,218 amortized and a balance at December 31, 2009 of $20,029. The carrying balance of the second patent is $58,277 with $2,346 amortized and a balance at December 31, 2009 of $ $55,931.  The weighted average arrives at a period of 13.75 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, weighted for the total amount capitalized on each patent.  Amortization expense totaled $6,562 and $4,216 for years ended, December 31, 2009 and 2008, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2010	$8,908
2011	8,908
2012	8,908
2013	8,908
2014	7,857
Thereafter	32,471

$75,960

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  During the years ended December 31, 2009 and 2008 and from March 15, 1994 (inception) through December 31, 2009, no impairment charges were recognized based on a review of the carrying amount of each asset to the future undiscounted cash flows.

Loss per Common Share
The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2009 and 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Subsequent Events
The Company has evaluated all subsequent events through January 26, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed (see Note 8).

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), now referred to as ASC 105-10, Generally Accepted Accounting Principles. This guidance establishes only two levels of GAAP, authoritative and non-authoritative.  This standard establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), now referred to as ASC 855-10. ASC 855-10 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.  The adoption of the guidance did not have a material impact on the Company’s financial statements.  The Company has evaluated subsequent events through the date of issuance, January 18, 2010, the date these financial statements were available to be issued.  See Note 8 for more information.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock, which mandates a two-step process for evaluating whether an equity –linked financial instrument or embedded feature is indexed to the entity’s own stock.. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008.  The adoption of the guidance did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion, now referred to as ASC 470-20. ASC 470-20 requires companies to separately account for the liability (debt) and equity (conversion option) components of convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects the issuers’ nonconvertible debt borrowing rate at the time of issuance. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The adoption of the guidance did not have a material impact on the Company’s financial statement.

Note 3.     Intangible and Fixed Assets

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

On July 7, 2009, Patent No.: US 7,558,730 titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the United States Patent and Trademark Office.  In accordance with 35 USC 154, the patent shall be for a term beginning on July 7, 2009 and ending 20 years from the application date of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2009 and the Company began amortization.

	2009	2008

US Patent # 5,960,447	$63,247	$63,247
US Patent # 7,558,730	58,277	54,543

	121,524	117,790
Less: Accumulated amortization	(45,564))	(39,002)

	$75.960	$78,788

Fixed Assets

Fixed assets consist of the following:

	2009	2008

Computer equipment	$1,650	$750
Computer software	3,640	3,640

	5,290	4,390
Less: Accumulated depreciation	(2,126)	(628)

	$3,164	$3,762

Depreciation expense totaled $1,498 and $628, respectively, for the years ended December 31, 2009 and 2008.

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2009 the Company’s officers and employees contributed management services and administrative services. The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital. Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,076
2009	238,837

$2,041,069

Indebtedness to Related Parties

During the years from 2000 through 2009, certain officers advanced the Company working capital to maintain the Company’s operations. As of December 31, 2009 and 2008, the Company owed the officers $302,344 and $226,344, respectively. The majority of the balance is owed to the Company’s president and totaled $296,544 and $220,544, respectively, at December 31, 2009 and 2008. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. On April 21, 2009 the Company repaid $2,500 to the Company’s president and on April 24, 2009 repaid $1,500 reducing the note to $216,544. The note carries a 4 percent annual interest rate and matured on July 6, 2009. On July 6, 2009 the Company issued an allonge to the promissory note that extended the maturity date to October 5, 2009.  On November 12, 2009 a second allonge to the promissory note extended the maturity date to April 9, 2010.  Interest expense related to the note totaled $8,685, of which $6,510 was accrued at December 31, 2009.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010.  Interest expense related to the note totaled $728 and was accrued at December 31, 2009.

Transactions with Related Parties

On April 6, 2009 AVRS purchased a Gateway E295 C convertible tablet to laptop for testing and demonstration of software.  The computer was purchased for $900 from Progressive Technologies, LLC which is owned by Mr. Geldenhuys our President and CEO.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2009	2008
U.S. federal statutory graduated rate	31.31%	33.60%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-16.38%	-9.44%
Costs capitalized under Section 195	-14.93%	-24.16%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2009, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2009.

Note 6 .    Concentration of Risk

On December 31, 2009, the Company had cash balances at one financial institution of $2,961, which amount does not exceed the related federal deposit insurance.

Note 7.     Prepaid Expenses

During 2009, the Company paid a $3,000 retainer to our auditors in connection with the 2009 audit.  During 2008, the Company paid a $15,000 retainer to a law firm in connection with the Company’s involvement in a patent interference. This interference involves the Company’s claim of ownership of the subject matter of a third party’s patent.

Note 8.     Subsequent Events

On January 11, 2010, the Company terminated the Purchase Agreement dated September 24, 2008 with Lion Share Capital LLC, a Kansas Limited liability company.  No payments were made by Lion Share.  On December 10, 2009 the Company delivered a notice of event of default to Lion Share.  On December 18, 2009, the Company delivered a notice of acceleration and an unconditional proposal for strict foreclosure of the Collateral to Lion Share.  On January 11, 2010, the Company foreclosed on the Collateral and cancelled the Promissory Note.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financing reporting is effective based on those criteria.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	54	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	76	December 2007	Director

Diane Jakowchuk	56	—	Secretary, Treasurer and Principal Accounting Officer

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

Diane Jakowchuk, Secretary, Treasurer and Principal Accounting Officer

Ms. Jakowchuk has served as our Secretary, Treasurer and Principal Accounting Officer since May 2008. Ms. Jakowchuk was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. Ms. Jakowchuk has worked in the accounting and sales departments of ADCO Paint & Supply, a retail coating company, since July 2006. Between December 2004 and July 2006, Ms. Jakowchuk served as office manager for a retail hardware company. From December 2001 to December 2004, Ms. Jakowchuk served as the State Victim Assistance Coordinator for MADD Victim Services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable filing requirements.

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

We have adopted a Code of Ethics applicable to anyone who serves as our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller.  A copy of the Company’s Code of Ethics is incorporated by reference to this Form 10-K as Exhibit 14.1.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2009	0	0	0	0	0	0	0	0
President, CEO, CFO Director (1)	2008	0	0	0	0	0	0	0	0

Diane Jakowchuk,	2009	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2008	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer and Director of AVRS in 2008 and 2009.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. We previously accounted for the stock options under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure now known as ASC 718 “Compensation – Stock Compensation.”

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

The following table sets forth all compensation paid to our directors for the last completed fiscal year.

Name(1)	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Walter Geldenhuys(1)	0	0	0	0	0	0	0

Donald Getty(2)	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 2009 for his service as one of our Directors or as a Director of AVRS.

2 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2009 for his service as one of our Directors or as a Director of AVRS.

Compensation Committee Interlocks and Insider Participation

As AVRS has not paid any compensation to its executive officers, we do not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of February 26, 2010, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on February 26, 2010 was 165,400,008.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	51,541,520	(2)	31.16%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,000,000	(3)	* %

Diane Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	4,000,000		2.42%

All directors and executive officers as a group (three persons)	56,541,520		34.18%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	35,000,000		21.16%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		8.44%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,935,000		8.42%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,887,800		8.39%

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

(2)	This amount includes 94,000 shares of common stock held by Mr. Geldenhuys’ daughter, of which Mr. Geldenhuys may be deemed to have indirect ownership because he is his daughter’s custodian.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On May 20, 2008, AVRS made a promissory note (the “Promissory Note”) in the amount of $225,544 payable to Walter Geldenhuys, our President, Chief Executive Officer, Chief Financial Officer and Director for loans made by him to AVRS. The promissory note matures on July 6, 2009, and accrues interest at a rate of 4% per annum. On July 6, 2009, the Company issued an allonge to Promissory Note that extended the maturity date to October 5, 2009.  On April 21, 2009, the Company repaid $2,500 to Mr. Geldenhuys and on April 24, 2009 repaid $1,500 reducing the note to $216,544.  On November 12, 2009, a second allonge to the Promissory Note was issued with maturity date April 9, 2010.  Interest expense related to the Promissory Note totaled $8,685, of which $6,510 was accrued at December 31, 2009.  Also during 2009 Mr. Geldenhuys advanced the Company working capital of $80,000 which was converted into a promissory note in October 2009. This note also carries a 4% annual interest rate and matures on April 9, 2010.  Interest expense related to the note was $728 accrued at December 31, 2009.

On April 6, 2009 AVRS purchased a Gateway E295 C convertible tablet to laptop for testing and demonstration of software.  The computer was purchased for $900 from Progressive Technologies, LLC which is owned by Mr. Geldenhuys our President and CEO.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2009 and December 31, 2008.

Services	2009	2008

Audit Fees	6,881	14,706
Audit Related Services	3,915	—
Tax Fees	—	800
Total Fees	10,796	15,506

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.15	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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
(8)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2008.
(9)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
(10)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2008.
(11)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2009.
(12)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 23, 2009
(13)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2009
(14)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2009
(15)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2009
(16)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 15, 2009
(17)    Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009
(18)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2009
(19)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 13, 2009
(20)    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26 day of February, 2010.

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

Signature	Title	Date
/s/Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	February 26, 2010

/s Diane Jakowchuk Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	February 26, 2010

/s/Donald Getty Donald Getty	Director	February 26, 2010

INDEX
Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.15	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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
(8)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2008.
(9)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
(10)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2008.
(11)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 20, 2009.
(12)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 23, 2009
(13)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 1, 2009
(14)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2009
(15)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2009
(16)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 15, 2009
(17)    Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009
(18)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2009
(19)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 13, 2009
(20)    Filed herewith