Form 10-Q
period 2010-03-31
Advanced Voice Recognition Systems, Inc
filed 2010-05-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐      No ☒

As of May 10, 2010, 169,400,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Condensed. Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and from Inception to March 31, 2010	2

	Unaudited Condensed Statement of Stockholders’ Deficit as for the three months ended March 31, 2010	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and from Inception through March 31, 2010	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		16

PartI.Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	DECEMBER 31,
	2010 (Unaudited)	2009
ASSETS
Current Assets
Cash	$76,394	$2,961
Prepaid Expenses (Note 7)	65,000	18,000

Total Current Assets	141,393	20,961

Fixed Assets (Note 3)
Computer Software and Equipment, net	2,778	3,164

Total Fixed Assets	2,778	3,164

Intangible Assets (Note 3)
Patent, net	73,733	75,960
Deferred costs	19,645	—

Total Intangible Assets	93,378	75,960

Total Assets	$237,550	$100,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilitie s
Accounts payable	$93,881	$84,509
Accrued interest to related party (Note 4)	2,922	7,238
Indebtedness to related parties (Note 4)	302,344	302.344

Total Current Liabilities	399,147	394,091

Stockholders' Deficit (Note 8)
Common stock, $.001 par value;
547,500,000 shares authorized, 168,400,008 and
165,400,008 shares issued and outstanding respectively	168,400	165,400
Deferred Compensation	—	(63,000)
Additional paid-in capital	4,850,774	4,612,851
Deficit accumulated during development stage	(5,180,771)	(5,009,257)

Total Stockholders' Deficit	(161,597)	(294,006)

Total Liabilities and Stockholders' Deficit	$237,550	$100,085

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE THREE MONTHS		THROUGH
	ENDED MARCH 31,		MARCH 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Sales
Cost of goods sold	$—	$—	$1,241,924
Gross profit	—	—	379,378
	—	—	862,546
Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	64,613	44,998	2,105,683
General and administrative:
Compensation	—	—	570,000
Compensation Expense	63,000	6,319	150,500
Professional fees	31,308	37,759	871,313
Office	5,178	1,411	258,361
Rent	—	—	157,356
Travel	1,284	—	134,818
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	3,008	1,610	388,954

Total operating expenses	168,391	92,097	5,974,823

Loss from operations	(168,391)	(92,097)	(5,112,277)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(3,123)	(2,175)	(60,053)
Loss on sale of assets	—	—	(13,503)
Net other expense	(3,123)	(2,175)	(68,494)

Loss before income taxes	(171,514)	(94,272)	(5,180,771)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(171,514)	$(94,272)	$(5,180,771)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	165,933,341	164,750,564

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Deferred
	Shares	Amount	Capital	Stage	Compensation	Total
Balance at December 31, 2009	165,400,008	$165,400	$4,612,851	$(5,009,257)	$(63,000)	$(294,006)

March 11, 2010 2,000,000 shares of common stock issued for stock purchase agreement (Note 1) (unaudited)	2,000,000	2,000	98,000	—	—	100,000

March 15, 2010, 1,000,000 shares of common stock issued for stock purchase agreement (Note 1) (unaudited)	1,000,000	1,000	49,000	—	—	50,000

March 31, 2010, contributed cash to retain 375,850 shares of common stock (Note 1) (unaudited)	—	—	26,310	—	—	26,310

Contributed services (Note 4) (unaudited)	—	—	64,613	—	—	64,613

Stock based compensation					63,000	63,000

Net Loss (unaudited)	—	—	—	(171,514)	—	(171,514)

Balance at March 31, 2010	168,400,008	$168,400	$4,850,774	$(5,180,771)	$—	$(161,597)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		MARCH 15, 1994 (INCEPTION) THROUGH MARCH 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(171,514)	$(94,272)	$(5,180,771)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Amortization	2,613	1,395	50,303
Contributed services	64,613	44,998	2,105,683
Expenses paid in exchange for shareholder debt	—	—	34,047
Compensation expense	63,000	6,319	150,500
Changes in operating assets:
Prepaid Expenses	(47,000)	—	(65,000)
Changes in operating liabilities:
Accounts payable	9,372	34,364	93,881
Accrued interest related party	(4,316)	(59)	2,922

Net cash used in operating activities	(83,232)	(7,255)	(2,808,435)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—	(5,290)
Payments for patents	—	—	(121,524)
Payments for deferred costs	(19,645)	(5,927)	(19,645)

Net cash used in investing activities	(19,645)	(5,927)	(146,459)

Cash Flows from Financing Activities :
Proceeds from sale of common stock	176,310	15,210	2,762,991
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	—	(9,000)
Proceeds from promissory notes and advances	—	—	80,000
from shareholder	—	—	231,344

Net cash provided by financing activities	176,310	15,210	3,031,288

Net change in cash	73,433	2,028	76,394

Cash at beginning of period	2,961	2,627	—

CASH AT END OF PERIOD	$76,394	$4,655	$76,394

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,123	$2,234	$7,868

Income taxes	$—	$—	$—

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

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company plans to focusi its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. The Company also plans to focus on the mobile search and voicemail to text market.

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

Samoyed delivered to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of Samoyed’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of Samoyed’s common stock then owned by Stone Canyon, which transfer was completed immediately following the closing of the Stock Exchange Agreement. This transfer resulted in the Samoyed shareholders owning 24,700,008 shares of AVRS common stock

Certain shareholders of Samoyed holding an aggregate of 500,000 shares of Samoyed's common stock paid to Samoyed $250,000.

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  On November 18, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $478,606 on or before April 30, 2010, or in the alternative, tender to Company for cancellation 6.45 shares of Company’s common stock for every $1 not paid.  In 2009 the shareholder made three payments which totaled $52,430 as of December 31, 2009.   On March 31, 2010 the company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company and aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  As of March 31, 2010 the shareholder made one payment which totaled $26,310.

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

Stock Purchase Agreement

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000.  The purchase price for the Shares to be paid in five installments completed on or before June 15, 2010.  As of March 31, 2010, the shareholders made payments totaling $150,000 purchasing 3,000,000 shares of common stock.

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

Note 2                    Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the period from March 15, 1994 (inception) through March 31, 2010, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2010 and its operating results for the three months ended March 31, 2010 and 2009, and the period from March 15, 1994 (inception) through March 31, 2010, have been made.  The results of operations for the three months ended March 31, 2010 is not necessarily an indication of the results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the three months ended March 31, 2010 and year ended December 31, 2009, the Company’s president loaned or advanced the Company funds for working capital on an “as needed” basis.  There is no assurance that these loans or advances will continue in the future. As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation described in Note 1.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at March 31, 2010 of $76,393 and at December 31, 2009 of $2,961.

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

Fixed assets consist of the following:

	March 31, 2010	March 31, 2009

Computer equipment	$1,650	$750
Computer software	3,640	3640

	5,290	4,390
Less Accumulated depreciation	(2,512)	(969)

	$2,778	$3,421

Depreciation expense totaled $341 for the three months ended March 31, 2010 and 2009.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  The Company did not record a cumulative effect adjustment related to the adoption of ASC 740.

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $44,272 amortized and a balance at March 31, 2010 of $18,975. The carrying balance of the second patent is $58,277 with $3,519 amortized and a balance at March 31, 2010 of $ $54,758.  The weighted average arrives at a period of 13.75 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, weighted for the total amount capitalized on each patent.  Amortization expense totaled $2,227 and $1,054 for three months ended, March 31, 2010 and 2009, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,
2010	$8,908
2011	8,908
2012	8,908
2013	8,908
2014	7,857
Thereafter	32,471
$75,960

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On March 12, 2010 the Company retained legal counsel for representation in the interference proceedings.  Costs incurred for the interference proceeding are reported as deferred costs.  Amortization commences once the interference is granted.  If the interference is denied costs are charged to operations in the year they are denied.  As of March 31, 2010 the Company reported $19,654 as deferred costs.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Note 4                    Related Party Transactions

Contributed Services

During the years from 2000 through 2009 and for the three months ended March 31, 2010, the Company’s officers and employees contributed management services and administrative services.  The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital.   Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837

$2,041,069
Three months ended March 31,
2010	64,613
$2,105,682

Indebtedness to Related Parties

During the years from 2000 through 2009, certain officers advanced the Company working capital to maintain the Company’s operations. As of March 31, 2010 and 2009, the Company owed the officers $302,344 and $226,344, respectively. The majority of the balance is owed to the Company’s president and totaled $296,544 and $220,544, respectively, at March 31, 2010 and 2009. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. On April 21, 2009 the Company repaid $2,500 to the Company’s president and on April 24, 2009 repaid $1,500 reducing the note to $216,544. The note carries a 4 percent annual interest rate and was scheduled to matured on July 6, 2009. On July 6, 2009 the Company issued an allonge to the promissory note that extended the maturity date to October 5, 2009.  On November 12, 2009 a second allonge to the promissory note extended the maturity date to April 9, 2010.  Interest expense related to the note of $2,134 was accrued at March 31, 2010.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010.  Interest expense related to the note totaled $788 and was accrued at March 31, 2010.

Note 5                    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

		March 31,
		2010	2009

U.S. federal statutory graduated rate		23.33%	15.00%
State income tax rate, net of federal benefit		0.00%	0.00%
Rent and services		--8.79%	-7.16%
NOL's		--14.54%	-7.84%
	Effective Rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2010, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2010.

Note 6                Concentration of Risk

On March 31, 2010, the Company had cash balances at one financial institution of $76,393, which amount does not exceed the related federal deposit insurance.

Note 7                    Prepaid Expenses

During 2008, the Company paid a $15,000 retainer to a law firm in connection with the Company’s anticipated filing of a patent interference in the third quarter of 2008.  The USPTO issued a declaration of interference on March 9, 2010.  The retainer was applied to the final billing. The $2,099.07 balance of the retainer was returned to the company on March 16, 2010.  On March 12, 2010, the Company paid a $65,000 retainer to a law firm in connection with the patentability phase of the interference proceedings that is to be applied to the final billing.

Note 8                    Stockholder Deficit

On March 18, 2009, the Company entered into an agreement with Equiti-trend Advisors, LLC (“Equiti-trend”), pursuant to which Equiti-trend agreed to provide investor relations services to the Company for a period of six months.  The Company issued 350,000 restricted shares of its common stock to Equiti-trend as consideration for Equiti-trend’s services. The transaction was valued based on the closing stock price of $0.25 per share on March 31, 2009, totaling $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Services began January 6, 2010.Deferred compensation of $63,000 was expensed during the first quarter of 2010.

Note 9                    Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. The shareholder and the company agreed to modify the agreement on four occasions.   On March 31, 2010 the company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company and aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  As of March 31, 2010 the shareholder paid a total of $26,310. As of May 7, 2010 the shareholder made payments totaling $110,003.

In September 2009, Mr. Geldenhuys advanced $2,000 to the Company and in October 2009 advanced an additional $78,000. The Company made a promissory note dated October 9, 2009 to its president in the original principal amount of $80,000 to reflect the Company’s obligation to repay the September 2009 and October 2009 working capital advances made by its president.  The note carries 4% interest and matures on April 9, 2010. On April 9, 2010 the Company signed an Allonge to Promissory Note extending the date in which all principal and any accrued interest or other charges shall be due and payable in full to April 15, 2011.

In May 2008, the Company made a promissory note to its president in the original principal amount of $225,544 to reflect the Company’s obligation to repay the working capital advances made by its president.  On July 6, 2009 the Company entered into an Allonge to Promissory Note pursuant to which the Company and its president agreed to amend the promissory note to extend the date in which all principal and any accrued interest shall be due and payable to October 5, 2009.  On November 13, 2009 the Company entered into Second Allonge to Promissory Note pursuant to which the Company and Walter Geldenhuys agreed to amend the promissory note to extend the date in which all principal and any accrued interest shall be due and payable April 9, 2010. On April 9, 2010 a Third Allonge to Promissory Note was entered into pursuant to which the Company and Walter Geldenhuys agreed to amend the promissory note to extend the date in which all principal and any accrued interest shall be due and payable April 15, 2011.

On April 6, 2010 the Company paid a $65,000 retainer to a law firm for representation in anticipation of discovery requests in connection with. a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation.    In addition Microsoft has motioned for a stay of litigation pending the outcome of the Interference Proceedings between the Company (Senior Party) and Allvoice Developments, US LLC (Junior Party).

As of May 10, 2010 the Company received $200,000 which purchases 4,000,000shares of common stock pursuant to the Stock Purchase Agreements dated March 10, 2010.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed  to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000.  , The purchase price for the Shares is to be paid in seven installments completed on or before November 15, 2010.  As of May 10, 2010 the shareholders made payments totaling $20,000 which purchases 250,000 shares of common stock combined.

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

The forward-looking statements contained in this 10Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to various factors listed in this Annual Report. All forward-looking statements speak only as of the date of this 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

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

At March 31, 2010, we had current assets of $141,393, and current liabilities of $399,147, as compared to $24,655 current assets and $103,344 in current liabilities at March 31, 2009. Our increase in current assets is attributable to our equity funding agreements. Our increase in current liabilities primarily is due to a promissory note to a related party and an increase in Accounts Payable.

We had a net loss of $171,514 for the three months ended March 31, 2010, as compared to a net loss of $94,272 for the three months ended March 31, 2009. The increase in net loss is attributable to increased prepaid expenses and professional fees incurred in conjunction with the the declaration of interference in the USPTO.

During the three months ended March 31, 2010, we used $83,232 of cash in operating activities and $19,645 of cash in investing activities, and received $176,310 of cash provided by financing activities. As a result, for the three months ended March 31, 2010, we recognized a $73,433 net increase in cash on hand.

During the three months ended March 31, 2010, the funds we received were attributable to a shareholder obligated to provide such funding, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  Historically, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these funds, loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

In an attempt to address our financing needs, on March 10, 2010, we entered into a Stock Purchase Agreement with two shareholders for the purchase of 10,000,000 shares of our common stock.

U.S. Patent #5,960,447 includes 42 claims that we believe cover an extremely broad base of features applicable to existing ASR products and markets. We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  The deferred costs totaling $58,277 at September 30, 2009 have been capitalized and amortization began in the third quarter 2009.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We expect to incur substantial legal fees and costs in connection with the pending interference proceeding with Allvoice, and we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(16)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 15, 2009

(17)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009

(18)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2009

(19)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 13, 2009

(20)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010

(21)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 16, 2010

(22)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2010

(23)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 12, 2010

(24)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated: May 14, 2010	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: May 14, 2010	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)