Form 10-Q
period 2010-06-30
Advanced Voice Recognition Systems, Inc
filed 2010-08-16
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes☐      No ☒ [Files not required.]

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

Yes ☐      No ☒

As of August 16, 2010 174,250,008 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Condensed. Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and from Inception to June 30, 2010	2

	Unaudited Condensed Statement of Stockholders’ Deficit as for the six months ended June 30, 2010	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from Inception through June 30, 2010	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		15

PartI. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$64,101	$2,961
Prepaid Expenses (Note 7)	130,000	18,000
Total Current Assets	194,101	20,961

Fixed Assets (Note 3)
Computer software and equipment, net	2,392	3,164
Total Fixed Assets	2,392	3,164

Intangible Assets (Notes 2 and 3)
Patent, net	71,506	75,960
Deferred costs	431,855	—
Total Intangible Assets	503,361	75,960
Total Assets	$699,854	$100,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$534,136	$84,509
Accrued interest to related party (Note 4)	2,721	7,238
Indebtedness to related parties (Note 4)	262,113	302,344
Total Current Liabilities	798,970	394,091

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
171,650,008 and 165,400,008, issued and outstanding respectively	$171,650	$165,400
Deferred Compensation	—	(63,000)
Additional paid-in capital	5,186,006	4,612,851
Deficit accumulated during development stage	(5,456,772)	(5,009,257)
Total Stockholders' Deficit	(99,116)	(294,006)
Total Liabilities and Stockholders' Deficit	$699,854	$100,085

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,		JUNE 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	$—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit	—	—	—	—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	58,458	64,613	123,071	109,611	2,164,141
General and administrative:
Compensation	5,991	—	5,991	—	575,991
Compensation Expense	—	32,934	63,000	39,253	150,500
Professional fees	191,437	33,281	222,745	71,040	1,062,750
Office	6,422	1,014	11,600	2,425	264,783
Rent	—	—	—	—	157,356
Travel	7,940	2,573	9,224	2,573	142,758
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	2,808	1,683	5,816	3,293	391,762
Total operating expenses	273,056	136,098	441,447	228,195	6,247,879

Loss from operations	(273,056)	(136,098)	(441,447)	(228,195)	(5,385,333)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(2,945)	(2,146)	(6,068)	(4,321)	(62,998)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(2,945)	(2,146)	(6,068)	(4,321)	(71,439)

Loss before income taxes	(276,001)	(138,244)	(447,515)	(232,516)	(5,456,772)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(276,001)	$(138,244)	$(447,515)	$(232,516)	$(5,456,772)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding	170,288,897	165,050,008	168,111,119	164,901,113

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Deferred
	Shares	Amount	Capital	Stage	Compensation	Total

Balance at December 31, 2009	165,400,008	$165,400	$4,612,851	$(5,009,257)	$(63,000)	$(294,006)

Contributed services (Note 4)	—	—	64,613	—	—	64,613

Contributed cash for 375,850 shares of common stock (Note 1)	—	—	26,310	—	—	26,310

March 11, 2010 2,000,000 shares of common stock issued for stock purchase agreement	2,000,000	2,000	98,000	—	—	100,000

March 15, 2010 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	49,000	—	—	50,000

Stock Based Compensation (Note 1)	—	—	—	—	63,000	63,000

Net Loss	—	—	—	(171,514)	—	(171,514)
Balance at March 31, 2010	168,400,008	$168,400	$4,850,774	$(5,180,771)	$—	$(161,597)

Contributed services (Note 4)	—	—	58,458	—	—	58,458

Contributed cash for 552,721 shares of common stock (Note1)	—	—	38,691	—	—	38,691

April 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	49,000	—	—	50,000

Contributed cash for 559,200 shares of common stock (Note1)	—	—	39,144	—	—	39,144

May 5, 2010 250,000 shares of common stock issued for stock purchase agreement	250,000	250	19,750	—	—	20,000

Contributed cash for 30,478 shares of common stock (Note1)	—	—	2,134	—	—	2,134

Contributed cash for 429,359 shares of common stock (Note1)	—	—	30,055	—	—	30,055

May 17, 2010 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	49,000	—	—	50,000

May 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	49,000	—	—	50,000

Net Loss	—	—	—	(276,001)	—	(276,001)
Balance at June 30, 2010	171,650,008	$171,650	$5,186,006	$(5,456,772)	$—	$(99,116)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(447,515)	$(232,516)	$(5,456,772)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization	5,226	2,835	52,916
Contributed services	123,071	109,611	2,164,141
Expenses paid in exchange for shareholder debt	—	—	34,047
Compensation Expense	63,000	39,253	150,500
Changes in operating assets:
Prepaid Expenses	(112,000)	5,000	(130,000)
Changes in operating liabilities:
Accounts payable	449,627	33,224	534,136
Accrued interest related party	(4,517)	(88)	2,721
Net cash used in operating activities	76,892	(42,681)	(2,648,311)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	(900)	(5,290)
Payments for patents	—	—	(121,524)
Payments for deferred costs	(431,855)	(3,622)	(431,855)
Net cash used in investing activities	(431,855)	(4,522)	(558,669)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	456,333	52,430	3,043,014
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(40,230)	(4,000)	(49,230)
Proceeds from promissory notes and advances	—	—	80,000
from shareholder	—	—	231,344
Net cash provided by financing activities	416,103	48,430	3,271,081

Net change in cash	61,140	1,227	64,101

Cash at beginning of period	2,961	2,627	—

CASH AT END OF PERIOD	$64,101	$3,854	$64,101

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,068	$4,321	$10,991
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1                    Nature of Operations

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”), www.avrsys.com  commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994 in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

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

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company plans to focus its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. The Company also plans to focus on the mobile search and voicemail to text market.

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

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  On November 18, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $478,606 on or before April 30, 2010, or in the alternative, tender to Company for cancellation 6.45 shares of Company’s common stock for every $1 not paid.  In 2009 the shareholder made three payments which totaled $52,430 as of December 31, 2009.   On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  As of June 30, 2010 the shareholder made payments totaling $136,334. The Company is in discussions with the shareholder regarding an extension of this agreement.

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

Stock Purchase Agreement

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000.  The purchase price for the Shares to be paid in five installments completed on or before June 15, 2010.  As of June 30, 2010, the shareholders made payments totaling $300,000 purchasing 6,000,000 shares of common stock.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000.  The purchase price for the Shares is to be paid in seven installments completed on or before November 15, 2010.  As of June 30, 2010 the shareholders made payments totaling $20,000 which purchases 250,000 shares of common stock combined.

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

Note 2                    Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, and the period from March 15, 1994 (inception) through June 30, 2010, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2010 and its operating results for the three and six months ended June 30, 2010 and 2009, and the period from March 15, 1994 (inception) through June 30, 2010, have been made.  The results of operations for the three and six months ended June 30, 2010 is not necessarily an indication of the results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the six months ended June 30, 2010 and year ended December 31, 2009, the Company’s president loaned or advanced the Company funds for working capital on an “as needed” basis.  There is no assurance that these loans or advances will continue in the future. As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation described in Note 1.  On March 10, 2010 and May 4, 2010 the Company entered into two separate purchase agreements each with two shareholders to provide funding for its operations.  At June 30, 2010 the Company had received an aggregate of $320,000 in connection with the sale of the shares. The shareholders have committed to purchase an aggregate of $980,000 of additional shares of the Company’s common stock.  The shareholders have informed the Company that they intend to make the payments to the Company, but there is no assurance that this will occur.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at June 30, 2010 of $64,101 and at December 31, 2009 of $2,961.

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

Fixed assets consist of the following:

	June 30, 2010	June 30, 2009

Computer equipment	$1,650	$1,650
Computer software	3,640	3640

	5,290	5,290
Less Accumulated depreciation	(2,898)	(1,355)

	$2,392	$3,935

Depreciation expense totaled $772 and $727 for the six months ended June 30, 2010 and 2009 respectively.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $47,434 amortized and a balance at June 30, 2010 of $15,813. The carrying balance of the second patent is $58,277 with $4,692 amortized and a balance at June 30, 2010 of $ $53,585.  The weighted average arrives at a period of 13.75 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, weighted for the total amount capitalized on each patent.  Amortization expense totaled $4,454 and $2,108 for six months ended, June 30, 2010 and 2009, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On March 12, 2010 the Company retained legal counsel for representation in the interference proceedings.  Costs incurred for the interference proceeding are reported as deferred costs.  Amortization commences once the interference is granted and patent is issued.  If the interference is denied costs are charged to operations in the year they are denied.  As of June 30, 2010 the Company reported $431,855 as deferred costs.

Note 4                    Related Party Transactions

Contributed Services

During the years from 2000 through 2009 and for the six months ended June 30, 2010, the Company’s officers and employees contributed management services and administrative services.  The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital.   Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,

2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837

$2,041,070
Six months ended June 30,
2010	123,071
$2,164,141

Indebtedness to Related Parties

During the years from 2000 through 2009 and for the six months ended June 30, 2010, certain officers advanced the Company working capital to maintain the Company’s operations. As of June 30, 2010 and 2009, the Company owed the officers $262,113 and $222,343, respectively. The majority of the balance is owed to the Company’s president and totaled $256,313 and $216,543, respectively, at June 30, 2010 and 2009. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. On April 21, 2009 the Company repaid $2,500 to the Company’s president and on April 24, 2009 repaid $1,500 reducing the note to $216,544. The note carries a 4 percent annual interest rate and was scheduled to mature on July 6, 2009. On July 6, 2009 the Company issued an allonge to the promissory note that extended the maturity date to October 5, 2009.  On November 12, 2009 a second allonge to the promissory note extended the maturity date to April 9, 2010.  On April 10, 2010 a third allonge to the promissory note extended the maturity date to April 15, 2011.  Interest expense related to the note of $1,933 was accrued at June 30, 2010.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010.  On April 9, 2010 an allonge to the promissory note extended the maturity date to April 15, 2011.  Interest expense related to the note totaled $788 and was accrued at June 30, 2010.

Note 5                    Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

		June 30,
		2010	2009

U.S.federal statutory graduated rate		33.84%	25.37%
State income tax rate, net of federal benefit		0.00%	0.00%
Rent and services		--9.31%	-11.96%
NOL's		--24.53%	-13.41%
	Effective Rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2010, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2010.

Note 6                Concentration of Risk

On June 30, 2010, the Company had cash balances at one financial institution of $64,101, which amount does not exceed the related federal deposit insurance.

Note 7                    Prepaid Expenses

On March 12, 2010, the Company paid a $65,000 retainer to a law firm in connection with the patentability phase of the interference proceedings that is to be applied to the final billing.

On April 6, 2010 the Company paid a second $65,000 retainer to a law firm for representation in anticipation of discovery requests in connection with. a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation.  In addition Microsoft has motioned for a stay of litigation pending the outcome of the Interference Proceedings between the Company (Senior Party) and Allvoice Developments, US LLC (Junior Party).  Additionally, Microsoft has filed invalidity contentions relying in part on the Company’s first patent.

Note 8                    Stockholder Deficit

On March 18, 2009, the Company entered into an agreement with Equiti-trend Advisors, LLC (“Equiti-trend”), pursuant to which Equiti-trend agreed to provide investor relations services to the Company for a period of six months.  The Company issued 350,000 restricted shares of its common stock to Equiti-trend as consideration for Equiti-trend’s services. The transaction was valued based on the closing stock price of $0.25 per share on March 31, 2009, totaling $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Services were completed April 6, 2010.  Deferred compensation of $63,000 was expensed during the first quarter of 2010.

Note 9                    Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. The shareholder and the company agreed to modify the agreement on four occasions.   On March 31, 2010 the company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company and aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  As of June 30, 2010 the shareholder made payments totaling $136,323.  The Company is in discussions with the shareholder regarding an extension of the agreement.

On July 13, 2010 the Company received $100,000 which purchased 2,000,000 shares of common stock pursuant to the Stock Purchase Agreements dated March 10, 2010.

The Company entered into a Stock Purchase Agreement dated July 23, 2010 with Don Getty, our Director and Chairman of the Board, who agreed to purchase 600,000 restricted shares of the common stock of AVRS for $50,000.  The payment was received on July 26, 2010.

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

At June 30, 2010, we had current assets of $194,101, and current liabilities of $798,970, as compared to $18,854 current assets and $326,694 in current liabilities at June 30, 2009. Our increase in current assets is attributable to our equity funding agreements. Our increase in current liabilities primarily is due to an increase in Accounts Payable for legal fees relating to the interference proceedings.

We had a net loss of $276,001 and $138,244 for the three months ended June 30, 2010 and 2009 respectively, as compared to a net loss of $447,515 and $232,516 for the six months ended June 30, 2010 and 2009 respectively. The increase in net loss is attributable to increased prepaid expenses and professional fees incurred in conjunction with the declaration of interference in the USPTO.

During the six months ended June 30, 2010, $76,892 cash was provided by operating activities and $431,855 of cash in investing activities, as we received $416,103 of cash from the sale of our common stock. As a result, for the six months ended June 30, 2010, we recognized a $61,140 net increase in cash on hand.  For the six months ended June 30, 2009 we used $42,681 of cash in operating activities and $4,522 of cash in investing activities, and received $48,430 of cash provided by financing activities.  We recognized a $1,227 net increase in cash on hand.

During the six months ended June 30, 2010, the funds we received were attributable to a shareholder obligated to provide such funding, or in the alternative, tender certain of his shares of the Company’s common stock for cancellation.  Additionally funds were attributable to the Stock Purchase agreements dated March 10, 2010 and May 4, 2010.  Historically, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these funds, loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On May 4, 2010 we entered into a Stock Purchase Agreement with two shareholders for the purchase of 10,000,000 shares of our common stock.

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

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We expect to incur substantial legal fees and costs in connection with the interference proceeding with Allvoice, and we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 23, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(21)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 16, 2010

(22)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2010

(23)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 12, 2010

(24)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 12, 2010

(25)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2010

(26)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated: August 16, 2010	By:	/s/ Walter Geldenhuys
WalterGeldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Diane Jakowchuk
DianeJakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)