Form 10-K
period 2010-12-31
Advanced Voice Recognition Systems, Inc
filed 2011-03-30
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $18,509,358 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of March 31, 2011 was 190,767,865.

ii

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

EX 31.2

EX 32.1

iii

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

We are a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.  Our principal assets are our patents.  Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

We believe our main competitors are Microsoft, Nuance, IBM, and Google Voice. We also will compete with several smaller niche suppliers. We intend to differentiate our solutions from those of our competitors by focusing on efficient correction using methods that will minimize the burden on the user.

Principal Proposed Products or Services

We are in the development stage and have not achieved any revenues from product sales. In addition, we will need substantial additional capital to achieve our marketing objectives as described below.

Speech Recognition Software and Related Firmware

Our principal proposed product is speech recognition software and related firmware which allows for dictation into a broad range of applications, including DOS applications running in Windows, UNIX and mainframe applications accessed through terminal emulation programs, various custom applications , and all Windows 3.x, 95, 98, 2000, XP, Vista and Windows 7 programs. Through this product, we seek to provide full functionality including audio proofreading, deferred and delegated correction and additional capabilities that we believe are not available with other products. This product is designed to allow for deferred dictation, where the text is saved with the associated audio, and the users can resume when stopped and can play back dictated content. Similarly, the recognized text and associated audio can be saved to be used when text is corrected.

AVRS Enterprise Solutions

Through our AVRS Enterprise™ solutions utilizing the speech recognition software and related firmware, we hope to provide exceptional ease of use, security, scalability, centralized system administration, and flexible and efficient communications. We believe that the primary benefit that our AVRS Enterprise™ solutions will offer is the elimination of typing and the efficient use of personnel for correction and proofreading. We believe that dictation rates of over 300 words per minute are attainable through the three components of our speech recognition software and related firmware: Transaction Manager, Transcription Server, and the Dictation/Correction Assistant Clients.  Additionally, AVRS Enterprise™ Solutions may be useful in mobile messaging (voice to texting) and server based web searching for internet content and services.

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

U.S. Patent # 7,558,730 titled, “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, was filed on November 27, 2001 and issued on July 7, 2009.  In accordance with 35 USC 154, the term for the above referenced patent began on July 7, 2009 and ends 20 years from the date on which the application for the patent was filed in the United States.  Therefore, the patent will expire on November 27, 2021.   The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. The patent is expected to strengthen our position in voice recognition.

On March 9, 2010 the United States Patent and Trademark Office declared an interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The

Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.

Research and Development

During fiscal years 2010 and 2009, we did not incur any expense for research and development activities.

We currently have one employee, Diana Jakowchuk our Secretary, Treasurer and Principal Accounting Officer. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer has contributed services to us free of charge. We may engage consultants and other service providers in the future to help us carry out our business plan.

Available Information

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934 as a smaller reporting company: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. You may request a copy of these filings at no cost. Please direct your requests to:

Diana Jakowchuk

Secretary, Treasurer, Principal Accounting Officer

AVRS, Inc.

7659 E. Wood Drive

Scottsdale, AZ 85260

Our website is located at www.avrsys.com. Information contained on our website is not a part of, and is not incorporated into theis annual report on Form 10-K.  The Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports and other information that we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website.  We make these documents available as soon as reasonably practicable after we file them with or furnish them to the SEC.  You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer.

Item 3. Legal Proceedings.

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  The Company retained a law firm for representation in the interference.  An interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  Oral arguments before a three member panel of judges is anticipated to occur in January 2011.

On April 6, 2010 the Company retained a law firm for representation in a discovery request in connection with a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation.  In addition Microsoft has motioned for a stay of litigation pending the outcome of the interference proceedings between the Company (Senior Party) and Allvoice Developments, US LLC (Junior Party).  Additionally, Microsoft has filed invalidity contentions relying in part on the Company’s first patent.  The United States Court of Appeals for the Federal Circuit issued a Writ of Mandamus changing the venue.  Motions not yet ruled upon will be considered in 2011.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2010 and 2009. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Three Months Ended December 31, 2010	0.13	0.13
Three Months Ended September 30, 2010	0.13	0.13
Three Months Ended June 30, 2010	0.16	0.16
Three Months Ended March 31, 2010	0.25	0.16
Three Months Ended December 31, 2009	0.19	0.13
Three Months Ended September 30, 2009	0.18	0.11
Three Months Ended June 30, 2009	0.29	0.15
Three Months Ended March 31, 2009	0.27	0.14

Holders

As of February 25, 2011, we have approximately 59 holders of record of our common stock and 186,392,865 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, AZ 85251.

Dividends

We have not declared any cash dividends, nor do we have any current plans to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.  We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

At December 31, 2010, we had current assets of $258,560, and current liabilities of $676,504, as compared to $20,961 current assets and $394,091 in current liabilities at December 31, 2009. Our increase in current assets is attributable to our equity funding agreements. Our increase in current liabilities primarily is due to an increase in Accounts Payable relating to the interference proceedings.

We had a net loss of $1,905,362 for the year ended December 31, 2010, as compared to a net loss of $480,390 for the year ended December 31, 2009. The increase in net loss is attributable to increased professional fees incurred in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

During the year ended December 31, 2010, we used $1,266,891 of cash in operating activities and $1,611 of cash in investing activities, as we received $1,394,101 of cash from the sale of our common stock. As a result, for the year ended December 31, 2010, we recognized a $125,599 net increase in cash on hand. For the year ended December 31, 2009, we used $123,461 of cash in operating activities and $4,635 cash in investing activities, and received $128,430 of cash provided by financing activities, resulting in a $334 increase in cash on hand for the year.

During the years ended December 31, 2010 and 2009, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, on September 24, 2008, we entered into a purchase agreement (the “Purchase Agreement”) with Lion Share Capital, LLC (“Lion Share”) for the sale to Lion Share of 16,000,000 shares of our common stock, and we received a $5,000,000 note (the “Note”) from Lion Share.   On January 11, 2010, we terminated the Purchase Agreement and no payments were made by Lion Share on the Note.  We foreclosed on the collateral and cancelled the Note.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000.  The purchase price for the Shares to be paid in five installments completed on or before June 15, 2010.  As of December 31, 2010, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000.  The purchase price for the Shares is to be paid in seven installments completed on or before November 15, 2010.  As of December 31, 2010 the shareholders made payments totaling $20,000 which purchases 250,000 shares of common stock combined.  On March 1, 2011, the Company and one purchaser who purchased 125,000 shares for payment of $10,000 agreed to terminate the Stock Purchase Agreement.

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000.  The purchase price for the Shares is to be paid in three installments commencing January 7, 2011 and completed on or before March 4, 2011. The amount remains unpaid.

During the twelve months ended December 31, 2010, the Company also entered into Stock Purchase Agreements for the private sale to eight persons or entities of an aggregate of 12,742,857 shares of the common stock for aggregate proceeds of $1,000,000.  One of the purchasers was the Company’s Chairman of the Board who purchased 600,000 shares for $50,000.  All of the proceeds were paid during the 12 months ended December 31, 2010.

If we continue to pursue interference proceedings, or initiate or defend infringement actions, we would expect to incur substantial costs and legal fees that ultimately may not be recoverable.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We incurred substantial legal fees and costs in connection with the interference proceeding with Allvoice, and we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  Costs totaling $58,277 have been capitalized and amortized began in the third quarter 2009.

In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure. We may encounter difficulties in establishing these operations due to our inability to successfully prosecute any patent enforcement actions or our inability to effectively execute our business plan.

In order for our operations to continue, we will need to generate revenues from our intended operations sufficient to meet our anticipated cost structure.  We may encounter difficulties in establishing these operations due to our inability to successfully prosecute and patent enforcement actions or our inability to effectively execute our business plan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Advanced Voice Recognition Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from March 15, 1994 (inception) through December 31, 2010.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and the period from March 15, 1994 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a development stage enterprise that has incurred losses since inception and, at December 31, 2010, has a net capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 30, 2011

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2010	2009
ASSETS

Current Assets
Cash	$128,560	$2,961
Prepaid Expenses (Note 7)	130,000	18,000
Total Current Assets	258,560	20,961

Fixed Assets (Note 3)
Computer software and equipment, net	1,621	3,164
Total Fixed Assets	1,621	3,164

Intangible Assets (Note 3)
Patent, net	67,052	75,960
Deferred costs	1,611	—
Total Intangible Assets	68,663	75,960
Total Assets	$328,844	$100,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$543,961	$84,509
Accrued liabilities	7,847	—
Accrued interest to related party (Note 4)	1,583	7,238
Indebtedness to related parties (Note 4)	123,113	302,344
Total Current Liabilities	676,504	394,091

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
186,392,865 and 181,400,008 shares issued, respectively;
186,392,865 and 165,400,008 outstanding respectively,	$186,393	$165,400
Deferred Compensation	—	(63,000)
Additional paid-in capital	6,380,566	4,612,851
Deficit accumulated during development stage	(6,914,619)	(5,009,257)
Total Stockholders' Deficit	(347,660)	(294,006)
Total Liabilities and Stockholders' Deficit	$328,844	$100,085

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			MARCH 15, 1994
			(INCEPTION)
	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2010	2009	2010

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit	—	—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	215,376	238,837	2,256,446
General and administrative:
Compensation	41,173	—	611,173
Stock Based Compensation	63,000	87,500	150,500
Professional fees	455,381	123,175	1,295,386
Office	26,105	8,239	279,287
Rent	—	—	157,356
Travel	14,643	4,025	148,177
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	11,786	8,747	397,732
Impairment of Deferred Costs (Note 3)	1,068,860	—	1,068,860
Total operating expenses	1,896,324	470,523	7,702,755

Loss from operations	(1,896,324)	(470,523)	(6,840,209)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(9,038)	(9,867)	(65,969)
Loss on sale of assets	—	—	(13,503)
Net other expense	(9,038)	(9,867)	(74,410)

Loss before income taxes	(1,905,362)	(480,390)	(6,914,619)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(1,905,362)	$(480,390)	$(6,914,619)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	173,723,834	164,999,186

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

					Deficit
					Accumulated
	NCC, LLC			Additional	During
	Membership	Common Stock		Paid-in	Development	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total

Balance at March 15, 1994 (inception)	$-	750	$1,000	$-	$-	$-	$1,000

Net Loss	-	-	-	-	(3,976)	-	(3,976)
Balance at December 31, 1994	-	750	1,000	-	(3,976)		(2,976)

Net Loss	-	-	-	-	(38,516)	-	(38,516)
Balance at December 31, 1995	-	750	1,000	-	(42,492)		(41,492)

Net Loss	-	-	-	-	(144,843)	-	(144,843)
Balance at December 31, 1996	-	750	1,000	-	(187,335)		(186,335)

Net Loss	-	-	-	-	(3,291)	-	(3,291)
Balance at December 31, 1997	-	750	1,000	-	(190,626)		(189,626)

Net Loss	-	-	-	-	(537,561)	-	(537,561)
Balance at December 31, 1998	-	750	1,000	-	(728,187)		(727,187)

Net Loss	-	-	`	-	(512,491)	-	(512,491)
Balance at December 31, 1999	-	750	1,000	-	(1,240,678)		(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432	-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests.	1,336,432	(750)	(1,000)	(1,335,432)	-	-	-

May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-	-	-	487,500
Contributed services (Note 4)	520,000	-	-	-	-	-	520,000
Net Loss	-	-	-	-	(1,125,348)	-	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-	(2,366,026)	-	(22,094)

Contributed services (Note 4)	720,500	-	-	-	-	-	720,500
Net Loss	-	-	-	-	(990,765)	-	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-	(3,356,791)		(292,359)

Various dates, payment of expenses by member	257	-	-	-	-	-	257
Contributed services (Note 4)	50,767	-	-	-	-	-	50,767
Net Loss	-	-	-	-	(191,542)	-	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-	(3,548,333)		(432,877)

Various dates, payment of expenses by member	600	-	-	-	-	-	600
Contributed services (Note 4)	18,749	-	-	-	-	-	18,749
Net Loss	-	-	-	-	(19,349)	-	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-	(3,567,682)		(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-	-	-	378,462
Contributed services (Note 4)	58,651	-	-	-	-	-	58,651
Net Loss	-	-	-	-	(58,651)	-	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-	(3,626,333)	-	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC membership interests and subsequent merger with Samoyed Energy Corp (Note 1)	(3,571,918)	93,333,333	93,333	3,478,585	-	-	-

December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)		-
Contributed services (Note 4)	-	-	-	158,648	-	-	158,648
Net Loss	-	-	-	-	(241,957)	-	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566	(3,868,290)		(137,724)

Contributed services (Note 4)	-	-	-	70,189	-	-	70,189
Net Loss	-	-	-	-	(106,867)	-	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755	(3,975,157)		(174,402)

Contributed services (Note 4)	-	-	-	83,652	-	-	83,652
Net Loss	-	-	-	-	(122,688)	-	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407	(4,097,845)		(213,438)

April 28, 2008, Stock issued in recapitalization with Samoyed (Note 1)	-	24,700,008	24,700	(24,700)	-	-	-

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	331,000	-	-	331,000
Contributed services (Note 4)	-	-	-	121,077	-	-	121,077
Net Loss	-	-	-	-	(431,022)	-	(431,022)
Balance at December 31, 2008	-	164,700,008	164,700	4,171,784	(4,528,867)	-	(192,383)

March 18, 2009, 350,000 shares of common stock issued for future services and stock based compensation (Note 1)		350,000	350	87,150	-	(81,181)	6,319
Contributed services (Note 4)	-	-	-	238,837	-	-	238,837
Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	52,430	-	-	52,430
Stock Based Compensation (Note 1)	-	-	-	-		81,181	81,181
December 8, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	62,650	-	(63,000)	-

Net Loss	-	-	-	-	(480,390)	-	(480,390)
Balance at December 31, 2009	$-	165,400,008	$165,400	$4,612,851	$(5,009,257)	$(63,000)	$(294,006)

March 11,02010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000	-	-	100,000
March 15, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
Stock Based Compensation	-	-	-		-	63,000	63,000
April 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
May 5, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
May 17, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
May 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
July 9, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000	-	-	100,000
July 26, 2010 600,000 shares of common stock issued for stock purchase agreement	-	600,000	600	49,400	-	-	50,000
August 28, 2010 1,250,000 shares of common stock issued for stock purchase agreement	-	1,250,000	1,250	98,750	-	-	100,000
September 2, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
September 3, 2010 625,000 shares of common stock issued for stock purchase agreement	-	625,000	625	49,375	-	-	50,000
September 24, 2010 375,000 shares of common stock issued for stock purchase agreement	-	375,000	375	29,625	-	-	30,000
October 19, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
October 20, 2010 2,142,857 shares of common stock issued for stock purchase agreement	-	2,142,857	2,143	147,857	-	-	150,000
October 27, 2010 5,250,000 shares of common stock issued for stock purchase agreement	-	5,250,000	5,250	414,750	-	-	420,000
November 4, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	158,000	-	-	160,000
Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	153,332	-	-	153,332
Contributed services (Note 4)	-	-	-	215,376	-	-	215,376

Net Loss	-	-	-		(1,905,362)	-	(1,905,362)
Balance at December 31, 2010	$-	186,392,865	$186,393	$6,380,566	$(6,914,619)	$-	$(347,660)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			MARCH 15, 1994
			(INCEPTION)
	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss	$(1,905,362)	$(480,390)	$(6,914,619)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization	10,451	8,060	58,141
Contributed services	215,376	238,837	2,256,446
Expenses paid in exchange for shareholder debt	—	—	34,047
Stock-based compensation expense	63,000	87,500	150,500
Changes in operating assets:
Prepaid Expenses	(112,000)	2,000	(130,000)
Changes in operating liabilities:
Accounts payable and accrued liabilities	467,299	15,528	551,808
Accrued interest related party	(5,655)	5,004	1,583
Net cash used in operating activities	(1,266,891)	(123,461)	(3,992,094)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	(900)	(5,290)
Payments for patents	—	—	(121,524)
Payments for deferred costs	(1,611)	(3,735)	(1,611)
Net cash used in investing activities	(1,611)	(4,635)	(128,425)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,573,332	52,430	4,160,013
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(179,231)	(4,000)	(188,231)
Proceeds from promissory notes and advances	—	80,000	80,000
from shareholder	—	—	231,344
Net cash provided by financing activities	1,394,101	128,430	4,249,079

Net change in cash	125,599	334	128,560

Cash at beginning of period	2,961	2,627	—

CASH AT END OF PERIOD	$128,560	$2,961	$128,560

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,135	$4,409	$23,003
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”) www.avrsys.com  commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994 in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

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

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company is focusing its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. Additionally the Company will focus on server based dictation and transcription, visual voicemail and the voicemail to text market.

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

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  On November 18, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $478,606 on or before April 30, 2010, or in the alternative, tender to Company for cancellation 6.45 shares of Company’s common stock for every $1 not paid.  In 2009 the shareholder made three payments which totaled $52,430 as of December 31, 2009.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  During the year ended December 31, 2010 the shareholder made payments totaling $153,333.  The amount remaining to be received at year ended December 31, 2010 is $62,812.

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

Stock Purchase Agreement

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000.  The purchase price for the Shares to be paid in five installments completed on or before June 15, 2010.  As of December 31, 2010, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000.  The purchase price for the Shares is to be paid in seven installments completed on or before November 15, 2010.  As of December 31, 2010 the shareholders made payments totaling $20,000 which purchases 250,000 shares of common stock combined.

During the twelve months ended December 31, 2010, the Company entered into Stock Purchase Agreements for the private sale to eight persons or entities of an aggregate of 12,742,857 shares of the common stock for aggregate proceeds of $1,000,000.  One of the purchasers was the Company’s Chairman of the Board who purchased 600,000 shares for $50,000.  All of the proceeds were paid during the 12 months ended December 31, 2010.

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000.  The purchase price for the Shares is to be paid in three installments commencing January 7, 2011 and completed on or before March 4, 2011.  The amount remains unpaid.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Deferred compensation of $63,000 has been recorded.  The $63,000 of compensation deferred at 12/31/09 was expensed in 2010.  Services began January 6, 2010 and completed April 5, 2010.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2010 and 2009, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   As a condition to closing the Stock Exchange Agreement with Samoyed on May 19, 2008, the Company and one of its shareholders agreed that the shareholder would provide funds to the Company, or in the alternative tender certain of his shares of the Company’s common stock for cancellation.  During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.

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

Basis of Consolidation

The consolidated financial statements include our accounts and those of NCC, LLC which merged with and into AVRS, Inc. March 25, 2009. Intercompany transactions and balances have been eliminated. The accounts, results of operations and cash flows of acquired companies are included from their respective acquisition dates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2010 of $128,560, and $2,961 cash at December 31, 2009.  No amounts resulted from cash equivalents.

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

Revenue Recognition

Revenue from the sale of inventory is recognized on the date of sale, title and risk of loss have transferred to the purchaser, the fees are fixed or determinable and collection is reasonably assured. Revenue from the performance of services is recognized when services have been completed and collection is probable. There are no multiple element sales and no history of material returns. The revenue recognition policies relate to operations performed prior to the Company’s reverse acquisition.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $47,434 amortized and a balance at December 31, 2010 of $15,813. The carrying balance of the second patent is $58,277 with $7,038 amortized and a balance at December 31, 2010 of $ $51,239.  The weighted average arrives at a period of 13.75 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, weighted for the total amount capitalized on each patent.  Amortization expense totaled $8,908 and $6,562 for years ended, December 31, 2010 and 2009, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2011	$8,908
2012	8,908
2013	8,908
2014	7,857
2015	4,692
Thereafter	27,779

$67,052

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  Impairment recorded in, 2010 and 2009 was $1,068,860 and $-0- respectively.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB Accounting Standards Codification (ASC) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 8).

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), now referred to as ASC 855-10. ASC 855-10 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.  The adoption of the guidance did not have a material impact on the Company’s financial statements.  The Company has evaluated subsequent events through the date of issuance, February 1, 2011, the date these financial statements were available to be issued.  See Note 8 for more information.

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On March 12, 2010 the Company retained legal counsel for representation in the interference proceedings.  The Company was a party to the patent interference proceedings during 2010.  AVRS has the potential to obtain a new patent as a result of this interference.  However, by year-end, the interference had not been completed and AVRS had no way to assess its chances of obtaining the new patent, or what the possible value of the new patent might be.  As a result, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.

On July 5, 2009, a continuation Application was filed with the USPTO.  In December 2010 $1,611 of costs associated with that application were reported as deferred costs.  Amortization commences once the patent is issued.  If the application is denied costs are charged to operations in the year they are denied.

	2010	2009

US Patent # 5,960,447	$63,247	$63,247
US Patent # 7,558,730	58,277	58,277
	121,524	121,524
Less: Accumulated amortization	(54,472)	(45,564)
	$67,052	$75,960

Fixed Assets

Fixed assets consist of the following:

	2010	2009

Computer equipment	$1,650	$1,650
Computer software	3,640	3,640
	5,290	5,290
Less: Accumulated depreciation	(3,669)	(2,126)
	$1,621	$3,164

Depreciation expense totaled $1,543 and $1,498, respectively, for the years ended December 31, 2010 and 2009.

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2010 the Company’s officers and employees contributed management services and administrative services. The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital. Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837
2010	215,376
$2,256,446

Indebtedness to Related Parties

During the years from 2000 through 2010, certain officers advanced the Company working capital to maintain the Company’s operations. As of December 31, 2010 and 2009, the Company owed the officers $123,113 and $302,344, respectively. The majority of the balance is owed to the Company’s president and totaled $117,313 and $296,544, respectively, at December 31, 2010 and 2009. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of December 31, 2010 the Company repaid $188,231 reducing the note to $37,313. The note carries a 4 percent annual interest rate and matured on July 6, 2009. On July 6, 2009 the Company issued an allonge to the promissory note that extended the maturity date to October 5, 2009.  On November 12, 2009 a second allonge to the promissory note extended the maturity date to April 9, 2010. On April 9, 2010 a third allonge to the promissory note extended the maturity date to April 15, 2011.   Interest expense related to the note totaled $6,282, of which $768 was accrued at December 31, 2010.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010. On April 9, 2010 the Company issued an allonge to the promissory note that extended the maturity date to April 15, 2011.    Interest expense related to the note totaled $3,198 of which $815 was accrued at December 31, 2010.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2010	2009
U.S. federal statutory graduated rate	34.00%	31.31%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-3.84%	-16.38%
Costs capitalized under Section 195	-3%	-14.93%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2010, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2010.

Note 6 .    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On December 31, 2010, the Company had cash balances at one FDIC insured financial institution of $128,560 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.     Prepaid Expenses

On March 12, 2010, the Company paid a $65,000 retainer to a law firm in connection with the patentability phase of the interference proceedings that is to be applied to the final billing.

On April 6, 2010 the Company paid a second $65,000 retainer to a law firm for representation in anticipation of discovery request in connection with a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation. The retainer is to be applied to the final billing.  In addition Microsoft has motioned for a stay of litigation pending the outcome of the interference proceedings between the Company (Senior Party) and Allvoice Developments, US LLC (Junior Party).  Additionally, Microsoft has filed invalidity contentions relying in part on the Company’s first patent.

Note 8.     Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. The shareholder and the company agreed to modify the agreement on four occasions.   On March 31, 2010 the company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company and aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  As of December 31, 2010 the shareholder made payments totaling $153,333.  As of February 9, 2011, the shareholder had made payments totaling $165,333 leaving a balance due of $50,812.

On January 13, 2011 oral arguments took place before a three judge panel on all issues raised in the interference.

On January 13, 2011 the USPTO issued a Notice of Allowance for the continuation application filed on July 5, 2009.  The patent is expected to issue in 2011 and all deferred costs associated with that application will be capitalized and amortization will commence in the period.

On March 1, 2011 the Company and one purchaser of the stock purchase agreement dated May 4, 2010 signed a mutual termination agreement.  The balance of $390,000 representing 4,875,000 shares of Common Stock was cancelled.

The Company entered into a Stock Purchase Agreement dated March 9, 2011 with one person who agreed to purchase 4,375,000 restricted shares of the common stock of AVRS for $350,000.  Payment was made in full on March 10, 2011.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our review and evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures were adequate and effective, including consideration of the matters identified below to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.  The evaluation of our disclosure controls and procedures and the conclusion as to their adequacy and effectiveness, included consideration of the deficiency noted below  and the fact that our chief executive officer and chief financial officer is extensively involved in day-to-day transactional activities combined with the fact that the volume of transactions and activities of the Company are limited.

We have identified, as of December 31, 2010, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2010 and 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010.  We have identified, as of December 31, 2010, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2010 and 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	55	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	78	December 2007	Chairman of the Board, Director

Diane Jakowchuk	57	—	Secretary, Treasurer and Principal Accounting Officer

Walter Geldenhuys, Director, President and Chief Executive Officer

Mr. Geldenhuys has served as a member of our Board of Directors since May 2008. Mr. Geldenhuys served as the President of Advanced Voice Recognition Systems, Inc., a Colorado corporation, also known as AVRS, from 2005 until AVRS was merged with and into us in June 2008. From 2000 to 2005, Mr. Geldenhuys was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. In addition, Mr. Geldenhuys has owned Progressive Technologies LLC, a design and manufacturing concern, since 2002.  On October 1, 2002, Walter Geldenhuys plead guilty to a misprision of a felony.

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

Mr. Getty has served as a director and Chairman of the Board of Capital Reserve Canada Ltd. Mr. Getty has served on the board of directors of West Isle Energy Inc., a company publicly trading on the Toronto Stock Exchange, since 1997, and Euro Resources SA, a company publicly trading on the Toronto Stock Exchange. In 1998 Mr. Getty was appointed an officer of the order of Canada and in 1999 as a member of the Alberta order of excellence.  In 1954, Mr. Getty graduated, with honors, from the University of Western Ontario and earned a degree in business administration. In 2003 he received an honorary degree of law from the University of Lethbridge.

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer

Ms. Jakowchuk has served as our Secretary, Treasurer and Principal Accounting Officer since May 2008. Ms. Jakowchuk served as Secretary to AVRS, Inc. (a Colorado company). Ms. Jakowchuk has worked in the accounting and sales departments of ADCO Paint & Supply, a retail coating company, since July 2006. Between December 2004 and July 2006, Ms. Jakowchuk served as office manager for a retail hardware company. From December 2001 to December 2004, Ms. Jakowchuk served as the State Victim Assistance Coordinator for MADD Victim Services.  Prior to December 2001, Ms. Jakowchuk served as Records Manager for NCC, LLC a predecessor to AVRS, Inc.  Ms. Jakowchuk received an Associates of Arts degree from Scottsdale Community College in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2010; all reporting persons complied with all applicable filing requirements.

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

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our principal executive officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer has contributed his services free of charge during our last two completed fiscal years, as reflected in the following table.  Diana Jakowchuk, our Secretary, Treasurer and Principle Accounting Officer contributed services until June 1, 2010.

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2010	0	0	0	0	0	0	0	0
President, CEO, CFO Director (1)	2009	0	0	0	0	0	0	0	0

Diane Jakowchuk,	2010	32,500	0	0	0	0	0	0	32,500
Principal Accounting Officer(2)	2009	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer and Director of AVRS in 2009 and 2010.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in commencing in 2010.

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

1 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 2010 for his service as one of our Directors or as a Director of AVRS.

2 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2010 for his service as one of our Directors or as a Director of AVRS.

Compensation Committee Interlocks and Insider Participation

As AVRS does not have a compensation committee Ms. Jakowchuk’s salary was authorized by written consent of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of February 26, 2011, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on February 26, 2011 was 186,392,865.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,686,520	(2)	26.66%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,980,000		2.14%

All directors and executive officers as a group (three persons)	55,266,520		29.65%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	37,142,857		17.24%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		7.49%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		7.34%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		7.34%

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

(2)	This amount includes 136,000 shares of common stock held by Mr. Geldenhuys’ daughter, of which Mr. Geldenhuys may be deemed to have indirect ownership because he is his daughter’s custodian.
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On May 20, 2008, AVRS made a promissory note (the “Promissory Note”) in the amount of $225,544 payable to Walter Geldenhuys, our President, Chief Executive Officer, Chief Financial Officer and Director for loans made by him to AVRS. The promissory note matured on July 6, 2009, and accrues interest at a rate of 4% per annum.  As of December 31, 2010 the Company repaid $188,231 reducing the note to $37,313.  On July 6, 2009 the Company issued an allonge to the promissory note that extended the maturity date to October 5, 2009.  On November 12, 2009 a second allonge to the promissory note extended the maturity date to April 9, 2010. On April 9, 2010 a third allonge to the promissory note extended the maturity date to April 15, 2011.   Interest expense related to the note totaled $6,282, of which $768 was accrued at December 31, 2010.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010. On April 9, 2010 the Company issued an allonge to the promissory note that extended the maturity date to April 15, 2011.    Interest expense related to the note totaled $3,198 of which was accrued at December 31, 2010.

For the year ended December 31, 2010, Directors and Officers provided contributed services to the Company valued at $215,376.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2010 and December 31, 2009.

Services	2010	2009

Audit Fees	$6,500	$6,881
Audit Related Services	5,739	3,915
Tax Fees	-	-
Total Fees	$12,239	$10,796

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)

14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(31)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2010

(32)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2010

(33)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010

(34)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2010

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2010

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2011

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 15, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30 day of March, 2011.

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

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March 30, 2011
/s/ Diane Jakowchuk
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 30, 2011
/s/Donald Getty
Donald Getty	Director	March 30, 2011

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(31)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2010

(32)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2010

(33)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2010

(34)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2010

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2010

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2011

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 15, 2011