Form 10-Q
period 2011-03-31
Advanced Voice Recognition Systems, Inc
filed 2011-05-13
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐       No ☒

As of May 6, 2011, 192,642,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and from Inception through March 31, 2011	2

	Unaudited Condensed Statement of Stockholders’ Deficit as for the three months ended March 31, 2011	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and from Inception through March 31, 2011	5

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		18

ii

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

Development Stage Company

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Derived from audited
		financial statements)
ASSETS

Current Assets
Cash	$260,733	$128,560
Prepaid Expenses (Note 7)	130,000	130,000
Total Current Assets	390,733	258,560

Fixed Assets (Note 3)
Computer software and equipment, net	3,325	1,621
Total Fixed Assets	3,325	1,621

Intangible Assets (Note 3)
Patent, net	64,825	67,052
Deferred costs	3,321	1,611
Total Intangible Assets	68,146	68,663
Total Assets	$462,204	$328,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$477,462	$543,961
Payroll	7,804	7,847
Accrued interest to related party (Note 4)	884	1,583
Indebtedness to related parties (Note 4)	65,800	123,113
Total Current Liabilities	551,950	676,504

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
190,767,865 and 186,392,865 issued and outstanding respectively	$190,768	$186,393
Additional paid-in capital	6,784,343	6,380,566
Deficit accumulated during development stage	(7,064,857)	(6,914,619)
Total Stockholders' Deficit	(89,746)	(347,660)
Total Liabilities and Stockholders' Deficit	$462,204	$328,844

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)
			MARCH 15, 1994
			(INCEPTION)
	FOR THE THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2011	2010	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit	—	—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	46,152	64,613	2,302,598
General and administrative:
Compensation	17,532	—	628,705
Stock Based Compensation	—	63,000	150,500
Professional fees	72,719	31,308	1,368,105
Office	4,880	5,178	284,167
Rent	—	—	157,356
Travel	5,057	1,284	153,234
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	2,998	3,008	400,730
Impairment of Deferred Costs	—	—	1,068,860
Total operating expenses	149,338	168,391	7,852,093

Loss from operations	(149,338)	(168,391)	(6,989,547)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(900)	(3,123)	(66,869)
Loss on sale of assets	—	—	(13,503)
Net other expense	(900)	(3,123)	(75,310)

Loss before income taxes	(150,238)	(171,514)	(7,064,857)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(150,238)	$(171,514)	$(7,064,857)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	187,559,532	165,933,341

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	186,392,865	$186,393	$6,380,566	$(6,914,619)	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement.	4,375,000	4,375	345,625	—	350,000
Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	—	—	12,000	—	12,000
Contributed services (Note 4)	—	—	46,152	—	46,152

Net Loss	—	—	—	(150,238)	(150,238)
Balance at March 31, 2011	190,767,865	$190,768	$6,784,343	$(7,064,857)	$(89,746)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(150,238)	$(171,514)	$(7,064,857)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization	2,723	2,613	60,864
Contributed services	46,152	64,613	2,302,598
Expenses paid in exchange for shareholder debt	—	—	34,047
Stock-based compensation expense	—	63,000	150,500
Changes in operating assets:
Prepaid Expenses	—	(47,000)	(130,000)
Changes in operating liabilities:
Accounts payable	(66,542)	9,372	485,266
Accrued interest related party	(699)	(4,316)	884
Net cash used in operating activities	(168,604)	(83,232)	(4,160,698)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(2,200)	—	(7,490)
Payments for patents	—	—	(121,524)
Payments for deferred costs	(1,710)	(19,645)	(3,321)
Net cash used in investing activities	(3,910)	(19,645)	(132,335)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	362,000	176,310	4,522,013
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(57,313)	—	(245,544)
Proceeds from promissory notes and advances	—	—	80,000
from shareholder	—	—	231,344
Net cash provided by financing activities	304,687	176,310	4,553,766

Net change in cash	132,173	73,433	260,733

Cash at beginning of period	128,560	2,961	—

CASH AT END OF PERIOD	$260,733	$76,394	$260,733

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,583	$3,123	$24,586
Income taxes	$—	$—	$—

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

AVRS specializes in creating interface and application solutions for speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company plans to focus its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. Additionally the Company plans to focus on server based dictation and transcription, visual voicemail and the voicemail to text market.

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

On May 19, 2008, pursuant to the Stock Exchange Agreement, the Company’s shareholders exchanged with, and transferred to Samoyed, all of the issued and outstanding shares of their capital stock. In exchange, Samoyed exchanged with, and issued to, the Company’s shareholders 85% (140,000,000 shares) of Samoyed’s common stock. In connection with the closing of the Stock Exchange Agreement:

•

Samoyed delivered to AVRS fully executed documents sufficient to evidence the transfer to Stone Canyon Resources, Inc. (“Stone Canyon”) of all of Samoyed’s oil and gas assets, as well as all of the liabilities related to those oil and gas assets, in exchange for the 22,749,998 shares of Samoyed’s common stock then owned by Stone Canyon, which transfer was completed immediately following the closing of the Stock Exchange Agreement. This transfer resulted in the remaining Samoyed shareholders owning 24,700,008 shares of AVRS common stock.

•	Certain shareholders of Samoyed holding an aggregate of 500,000 shares of Samoyed's common stock paid to Samoyed $250,000;

•

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. On September 29, 2008, the Company and the shareholder agreed to modify this arrangement to provide that the shareholder would deliver to the Company an aggregate of $1,400,000 on or before November 15, 2008, or in the alternative, tender to the Company for cancellation two and one-half shares (2 ½) of the Company’s common stock for every $1 not paid.  On January 13, 2009, the Company and the shareholder agreed to further modify this arrangement such that the shareholder is required to deliver to the Company an aggregate of $875,000 on or before March 31, 2009 or in the alternative tender to the Company for cancellation four shares of the Company’s stock for every $1 not paid. On May 26, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $790,945 on or before August 31, 2009, or in the alternative tender to the Company for cancellation four (4) shares of Company’s common stock for every $1 not paid.  On November 18, 2009 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $478,606 on or before April 30, 2010, or in the alternative, tender to Company for cancellation 6.45 shares of Company’s common stock for every $1 not paid.  In 2009 the shareholder made three payments which totaled $52,430 as of December 31, 2009.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  During the quarter ended March 31, 2011 the shareholder made payments totaling $12,000.  The amount remaining to be received at March 31, 2011 is $50,812.

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

Stock Purchase Agreements

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  As of March 31, 2011, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000, payable in seven installments on or before November 15, 2010.  As of March 31, 2010 the shareholders made payments totaling $20,000 which purchased 250,000 shares of common stock combined. On March 1, 2011 the Company and one purchaser of the stock purchase agreement dated May 4, 2010 signed a mutual termination agreement.  The balance of $390,000 representing 4,875,000 shares of Common Stock was cancelled.

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

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  The amount was unpaid at March 31, 2011.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Deferred compensation of $63,000 has been recorded.  The $63,000 of compensation deferred at 12/31/09 was expensed in 2010.  Services began January 6, 2010 and were completed April 5, 2010.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the period from March 15, 1994 (inception) through March 31, 2011, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2011 and its operating results for the three months ended March 31, 2011 and 2010 and the period from March 15, 1994 (inception) through March 31, 2011, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 is not necessarily an indication of operating results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2010 and 2009, the Company’s president loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.  During the quarter ended March 31, 2011 the Company received $350,000 from the sale of shares in private offerings of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2011 of $260,733, and $128,560 cash at December 31, 2010.  No amounts resulted from cash equivalents.

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

Fixed assets consist of the following:

	March 31, 2011	March 31, 2010

Computer equipment	$3,850	$1,650
Computer software	3,640	3,640

	7,490	5,290
Less Accumulated depreciation	(4,165)	(2,512)

	$3,325	$2,778

Depreciation expense totaled $496 and $341 for the three months ended March 31, 2011 and 2010 respectively.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $48,488 amortized and a balance at March 31, 2011 of $14,759. The carrying balance of the second patent is $58,277 with $8,211 amortized and a balance at March 31, 2011 of $ $50,066.  The weighted average arrives at a period of 13.75 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, weighted for the total amount capitalized on each patent.  Amortization expense totaled $2,227 for each of the three months ended, March 31, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2011	$8,908
2012	8,908
2013	8,908
2014	7,857
2015	4,692
Thereafter	27,779

$67,052

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  Impairment recorded for each of the three months ended March 31, 2011 and 2010 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On March 12, 2010 the Company retained legal counsel for representation in the interference proceedings.  The Company was a party to the patent interference proceedings during 2010.  AVRS has the potential to obtain a new patent as a result of this interference.  However, by year-end, the interference had not been completed and AVRS had no way to assess its chances of obtaining the new patent, or what the possible value of the new patent might be.  As a result, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  On January 13, 2011 oral arguments took place before a three judge panel on all issues raised in the interference. No ruling has been received.

On July 5, 2009, a continuation Application was filed with the USPTO.  On January 13, 2011 the USPTO issued a Notice of Allowance for the continuation application filed on July 5, 2009.  The patent is expected to issue in 2011 and all deferred costs associated with that application will be capitalized and amortization will commence in the period. As of March 31, 2011 $3,321 of costs associated with that application were reported as deferred costs.  Amortization commences once the patent is issued.

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

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837
2010	215,376
$2,256,446
Three months ended March 31,
2011	46,152
$2,302,598

Indebtedness to Related Parties

During the years from 2000 through 2010, certain officers advanced the Company working capital to maintain the Company’s operations. As of March 31, 2011 and December 31, 2010, the Company owed the officers $65,800 and $123,113, respectively. The majority of the balance is owed to the Company’s president and totaled $60,000 and $117,313, respectively, at March 31, 2011 and December 31, 2010.

Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of March 7, 2011 the Company repaid the note in full.  Interest expense related to the note totaled $130 was accrued at March 31, 2011.

During 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010. On April 9, 2010 the Company issued an allonge to the promissory note that extended the maturity date to April 15, 2011.   At March 31, 2011 the principle balance on this note was $60,000.   Interest expense related to the note of $754 was accrued at March 31, 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	March 31,
	2011	2010
U.S. federal statutory graduated rate	22.91%	23.33%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-7.04%	-16.38%
Costs capitalized under Section 195	-15.87%	-14.93%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2011, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2011.

Note 6 .    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On March 31, 2011, the Company had cash balances at one FDIC insured financial institution of $260,733 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

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

Note 9.     Subsequent Events

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  On April 19, 2011 the purchaser paid $150,000 for 1,875,000 restricted shares of the Company’s common stock.  The Company agreed to an extension to July 31, 2011 on the $50,000 balance due.

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

At March 31, 2011, we had current assets of $260,733, and current liabilities of $551,950, as compared to $141,393 current assets and $399,147 in current liabilities at March 31, 2010. Our increase in current assets is attributable to our equity funding agreements. Our increase in current liabilities primarily is due to an increase in Accounts Payable during 2010 relating to the interference proceedings.

We had a net loss of $150,238 for the three months ended March 31, 2011, as compared to a net loss of $171,514 for the three months ended March 31, 2010. The decrease in net loss is attributable to decreased professional fees incurred in the three months ended March 31, 2011 in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we used $168,604 of cash in operating activities and $3,910 of cash in investing activities, and we received $350,000 of cash from the sale of our common stock. As a result, for the three months ended March 31, 2011, we recognized a $132,173 net increase in cash on hand. For the three months ended March 31, 2010, we used $83,232 of cash in operating activities and $19,645 cash in investing activities, and received $176,310 of cash provided by financing activities, resulting in a $73,433 increase in cash on hand for the year.

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

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  As of March 31, 2011, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000 payable in seven installments on or before November 15, 2010.  As of March 31, 2011 the shareholders made payments totaling $20,000 which purchases 250,000 shares of common stock combined. On March 1, 2011 the Company and one purchaser of the stock purchase agreement dated May 4, 2010 signed a mutual termination agreement.  The balance of $390,000 representing 4,875,000 shares of Common Stock was cancelled.

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  The amount was unpaid at March 31, 2011.

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

To obtain sufficient funds to meet our future needs for capital, we will from time to time, evaluate opportunities to raise financing through sales of our securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. We do not intend to pay dividends to shareholders in the foreseeable future.

U.S. Patent #5,960,447 includes 42 claims that we believe cover an extremely broad base of features applicable to existing Automatic Speech Recognition products and markets. We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  Costs totaling $58,277 have been capitalized, and amortization began in the third quarter 2009.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2011 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in Note 3 to the Financial Statements in Part I of this 10-Q Report, the Company is involved in a material interference proceeding conducted by the USPTO.  Oral argument before a three judge panel on all issues raised occurred on January 13, 2011.

ITEM 6. EXHIBITS.

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

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated May 13, 2011	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 13, 2011	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)