Form 10-Q
period 2011-06-30
Advanced Voice Recognition Systems, Inc
filed 2011-08-11
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐       No ☒

As of August 8, 2011, 192,642,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 and from Inception through June 30, 2011	2

	Unaudited Condensed Statement of Stockholders’ Deficit as for the six months ended June 30, 2011	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from Inception through June 30, 2011	5

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		18

ii

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

Development Stage Company

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Derived from audited
		financial statements)
ASSETS

Current Assets
Cash	$175,613	$128,560
Prepaid Expenses (Note 7)	130,000	130,000
Total Current Assets	305,613	258,560

Fixed Assets (Note 3)
Computer software and equipment, net	2,334	1,621
Total Fixed Assets	2,334	1,621

Intangible Assets (Note 3)
Patent, net	65,885	67,052
Deferred costs	25,436	1,611
Total Intangible Assets	91,321	68,663
Total Assets	$399,268	$328,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$405,816	$543,961
Accrued liabilities	18,749	7,847
Accrued interest to related party (Note 4)	314	1,583
Indebtedness to related parties (Note 4)	13,800	123,113
Total Current Liabilities	438,679	676,504

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
192,642,865 and 186,392,865 issued and outstanding respectively	$192,643	$186,393
Additional paid-in capital	6,947,852	6,380,566
Deficit accumulated during development stage	(7,179,906)	(6,914,619)
Total Stockholders' Deficit	(39,411)	(347,660)
Total Liabilities and Stockholders' Deficit	$399,268	$328,844

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)
					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,		JUNE 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	$—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit	—	—	—	—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	15,384	58,457	61,536	123,071	2,317,982
General and administrative:
Compensation	43,578	5,991	61,110	5,991	672,283
Stock Based Compensation	—	—	—	63,000	150,500
Professional fees	47,156	191,437	119,875	222,745	1,415,261
Office	4,485	6,422	9,365	11,600	288,652
Rent	—	—	—	—	157,356
Travel	491	7,940	5,548	9,224	153,725
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	3,641	2,808	6,639	5,816	404,371
Impairment of Deferred Costs	—	—	—	—	1,068,860
Total operating expenses	114,735	273,056	264,073	441,447	7,966,828

Loss from operations	(114,735)	(273,056)	(264,073)	(441,447)	(7,104,282)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(314)	(2,945)	(1,214)	(6,068)	(67,183)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(314)	(2,945)	(1,214)	(6,068)	(75,624)

Loss before income taxes	(115,049)	(276,001)	(265,287)	(447,515)	(7,179,906)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(115,049)	$(276,001)	$(265,287)	$(447,515)	$(7,179,906)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	192,271,986	170,288,897	189,928,777	168,111,119

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	186,392,865	$186,393	$6,380,566	$(6,914,619)	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement	4,375,000	4,375	345,625	-	350,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	-	-	12,000	-	12,000

April 19, 2011 1,875,000 shares of common stock issued for stock purchase agreement	1,875,000	1,875	148,125	-	150,000

Contributed services (Note 4)	-	-	61,536	-	61,536

Net Loss	-	-	-	(265,287)	(265,287)
Balance at June 30, 2011	192,642,865	$192,643	$6,947,852	$(7,179,906)	$(39,411)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(265,287)	$(447,515)	$(7,179,906)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization	5,524	5,226	63,665
Contributed services	61,536	123,071	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of Fixed Asset Loss	495	—	495
Stock-based compensation expense	—	63,000	150,500
Changes in operating assets:
Prepaid Expenses	—	(112,000)	(130,000)
Changes in operating liabilities:
Accounts payable and accrued liabilities	(127,242)	449,627	424,565
Accrued interest related party	(1,269)	(4,517)	314
Net cash used in operating activities	(326,243)	76,892	(4,318,338)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(2,200)	—	(7,490)
Payments for patents	(3,365)	—	(124,889)
Payments for deferred costs	(23,824)	(431,855)	(25,436)
Net cash (used in) investing activities	(29,389)	(431,855)	(157,815)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	512,000	456,333	4,672,013
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(109,313)	(40,230)	(297,544)
Proceeds from promissory notes and advances	—	—	80,000
from shareholder	—	—	231,344
Net cash provided by financing activities	402,687	416,103	4,651,766

Net change in cash	47,055	61,140	175,613

Cash at beginning of period	128,560	2,961	—

CASH AT END OF PERIOD	$175,613	$64,101	$175,613

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,467	$6,068	$25,470
Income taxes	$—	$—	$—

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

AVRS is a software development company specializing in speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets). The Company plans to focus its technologies for the medical profession because of the profession’s present extensive use of dictation and its need for multiple applications of speech recognition technology in the generation of reports, documents and medical bills. Additionally the Company plans to focus on server based dictation and transcription, visual voicemail and the voicemail to text market.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” now referred to as ACS 915 “Development Stage Entities”. The Company has been in the development stage since inception.

Stock Exchange Agreement

On April 28, 2008, the Company entered into a Stock Exchange Agreement (“the Agreement”) with Samoyed Energy Corp., a Nevada corporation (“Samoyed”), which resulted in a reverse acquisition.  The Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140,000,000 shares of Samoyed’s common stock.  On May 19, 2008 at the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

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

In connection with the Agreement a shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. In 2009 the shareholder made three payments which totaled $52,430.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  The Company and the shareholder amended the agreement and the amount remaining to be received at June 30, 2011 is $50,812.

Stock Purchase Agreements

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  As of June 30, 2011, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

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

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  On April 19, 2011 the purchaser paid $150,000 for 1,875,000 restricted shares of the Company’s common stock.  The Company agreed to an extension to July 31, 2011 on the $50,000 balance due.  The $50,000 was unpaid at June 30, 2011.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, and the period from March 15, 1994 (inception) through June 30, 2011, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2011 and its operating results for the three and six months ended June 30, 2011 and 2010 and the period from March 15, 1994 (inception) through June 30, 2011, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 is not necessarily an indication of operating results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2010 and 2009, the Company’s president loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2011 the Company received $500,000 from the sale of shares in private offerings of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2011 of $175,613, and $128,560 cash at December 31, 2010.  No amounts resulted from cash equivalents.

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

Fixed assets consist of the following:

	June 30, 2011	December 31, 2010

Computer equipment	$2,950	$1,650
Computer software	3,640	3,640

	6,590	5,290
Less Accumulated depreciation	(4,256)	(3,669)

	$2,334	$1,621

Assets disposed of during the six months ending June 30, 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was taken.  The laptop was scrapped.  Depreciation expense totaled $992 for the six months ended June 30, 2011 and $3,669 at December 31, 2010.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $49,542 amortized and a balance at June 30, 2011 of $13,705. The carrying balance of the second patent is $58,277 with $9,384 amortized and a balance at June 30, 2011 of $ $48,893. On May 24, 2011 the third patent was issued.  The carrying value is $3,365 with $78 amortized and a balance at June 30, 2011 of $3,287.  The weighted average arrives at a period of 13.67 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2, and 10.5 years for patent #3 weighted for the total amount capitalized on each patent.   Amortization expense totaled $4,532 and $4,454 for the six months ended, June 30, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2011	$4,611
2012	9,221
2013	9,221
2014	8,170
2015	5,005
Thereafter	29,657

$65,885

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  Impairment recorded for each of the six months ended June 30, 2011 and 2010 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On May 24, 2011 Patent No. US 7,949,534 was issued by the United States Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (US Patent No. #7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended June 30, 2011 and the Company began amortization.

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

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837
2010	215,376
$2,256,446
Six months ended June 30,
2011	61,536
$2,317,982

Indebtedness to Related Parties

During the years from 2000 through 2010, certain officers advanced the Company working capital to maintain the Company’s operations. As of June 30, 2011 and December 31, 2010, the Company owed the officers $13,800 and $123,113, respectively. The majority of the balance is owed to the Company’s president and totaled $8,000 and $117,313, respectively, at June 30, 2011 and December 31, 2010.

Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of March 7, 2011 the Company repaid the note in full.

During 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4 percent annual interest rate and matures on April 9, 2010. On April 9, 2010 the Company issued an allonge to the promissory note that extended the maturity date to April 15, 2011.  On June 6, 2011 the Company issued a second allonge to the promissory note that extended the maturity date to April 15, 2012.   At June 30, 2011 the principal balance on this note was $8,000.   Interest expense related to the note of $314 was accrued at June 30, 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	June 30,
	2011	2010
U.S. federal statutory graduated rate	30.70%	33.84%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-7.17%	-9.31%
Costs capitalized under Section 195	-23.53%	-24.53%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2011, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2011.

Note 6 .    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On June 30, 2011, the Company had cash balances at one FDIC insured financial institution of $175,613 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

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

Note 8

Stockholder Deficit

On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $.18 per share on the date of issue, December 8, 2009.  Services were completed April 6, 2010.  Deferred compensation of $63,000 was expensed during the first quarter of 2010.

Note 9.     Subsequent Events

None

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

At June 30, 2011, we had current assets of $305,613, and current liabilities of $438,679, as compared to $258,560 current assets and $676,504 in current liabilities at December 31, 2010. Our increase in current assets is attributable to our equity funding agreements. Our decrease in current liabilities primarily is due to a decrease in Accounts Payable during 2011 relating to the completion of the interference proceedings in the USPTO.

We had a net loss of $115,049 and $276,001 for the three months ended June 30, 2011 and 2010 respectively, as compared to a net loss of $265,287 and $447,515 for the six months ended June 30, 2011 and 2010 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the six months ended June 30, 2011 in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the six months ended June 30, 2011, we used $326,243 of cash in operating activities and $29,389 of cash in investing activities, and we received $500,000 of cash from the sale of our common stock. As a result, for the six months ended June 30, 2011, we recognized a $47,055 net increase in cash on hand. For the six months ended June 30, 2010, $76,892 cash was provided by operating activities and $431,855 cash in investing activities, and received $416,103 of cash provided by financing activities, resulting in a $61,140 increase in cash on hand for the year.

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

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  As of June 30, 2011, the shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock.

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

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  On April 19, 2011 the purchaser paid $150,000 for 1,875,000 restricted shares of the Company’s common stock.  The Company agreed to a July 31, 2011 extension.  The $50,000 balance remains unpaid at June 30, 2011.

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

U.S. Patent #7,949,534 is a continuation of U.S. Patent #7,558,730.  Costs totaling $3,365 have been capitalized, and amortization began in the second quarter of 2011.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2011 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS.

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)

14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(34)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2010

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2010

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2011

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 15, 2011

(38)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated August 8, 2011	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 8, 2011	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)