Form 10-Q
period 2011-09-30
Advanced Voice Recognition Systems, Inc
filed 2011-11-07
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐       No ☒

As of November 1, 2011, 192,642,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (audited).	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and from Inception (March 15, 1994) through September 30, 2011	2

	Unaudited Statement of Stockholders’ Deficit as for the nine months ended September 30, 2011	4

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from Inception (March 15, 1994) through September 30, 2011	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Under Senior Securities	16

Item 4	Removed and Reserved	16

Item 5	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		18

ii

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$46,399	$128,560
Prepaid Expenses (Note 7)	130,000	130,000
Total Current Assets	176,399	258,560

Fixed Assets (Note 2)
Computer software and equipment, net	2,129	1,621
Total Fixed Assets	2,129	1,621

Intangible Assets
Patent, net (Note 3)	63,580	67,052
Deferred costs	18,265	1,611
Total Intangible Assets	81,845	68,663
Total Assets	$260,373	$328,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$359,787	$543,961
Payroll	6,180	7,847
Accrued interest to related party (Note 4)	32	1,583
Indebtedness to related parties (Note 4)	5,800	123,113
Total Current Liabilities	371,799	676,504

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
192,642,865 and 186,392,865 issued and outstanding respectively	$192,643	$186,393
Additional paid-in capital	6,947,852	6,380,566
Deficit accumulated during development stage	(7,251,921)	(6,914,619)
Total Stockholders' Deficit	(111,426)	(347,660)
Total Liabilities and Stockholders' Deficit	$260,373	$328,844

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)
					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	$—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit	—	—	—	—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	—	46,152	61,536	169,223	2,317,982
General and administrative:
Compensation	56,275	17,532	117,385	23,523	728,558
Stock Based Compensation	—	—	—	63,000	150,500
Professional fees	8,415	19,913	128,290	242,658	1,423,676
Office	3,454	4,415	12,820	16,015	292,107
Rent	—	—	—	—	157,356
Travel	1,118	2,626	6,666	11,850	154,843
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	2,720	3,058	9,359	8,874	407,091
Impairment of Deferred Costs	—	—	—	—	1,068,860
Total operating expenses	71,982	93,696	336,056	535,143	8,038,811

Loss from operations	(71,982)	(93,696)	(336,056)	(535,143)	(7,176,265)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(32)	(2,469)	(1,246)	(8,537)	(67,215)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(32)	(2,469)	(1,246)	(8,537)	(75,656)

Loss before income taxes	(72,014)	(96,165)	(337,302)	(543,680)	(7,251,921)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(72,014)	$(96,165)	$(337,302)	$(543,680)	$(7,251,921)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	192,642,865	174,589,294	190,843,414	170,286,447

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Deficit

Development Stage Company

(Unaudited)

	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	186,392,865	$186,393	$6,380,566	$(6,914,619)	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement	4,375,000	4,375	345,625	-	350,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	-	-	12,000	-	12,000

April 19, 2011 1,875,000 shares of common stock issued for stock purchase agreement	1,875,000	1,875	148,125	-	150,000

Contributed services (Note 4)	-	-	61,536	-	61,536

Net Loss	-	-	-	(337,302)	(337,302)
Balance at September 30, 2011	192,642,865	$192,643	$6,947,852	$(7,251,921)	$(111,426)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(337,302)	$(543,680)	$(7,251,921)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	8,034	7,839	66,175
Contributed services	61,536	169,223	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	495	—	495
Stock-based compensation expense	—	63,000	150,500
Changes in operating assets:
Prepaid expenses	—	(112,000)	(130,000)
Changes in operating liabilities:
Accounts payable	(185,841)	798,204	365,967
Accrued interest related party	(1,551)	(4,984)	32
Net cash used in operating activities	(454,629)	377,602	(4,446,723)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(2,200)	—	(7,490)
Payments for patents	(3,365)	—	(124,889)
Payments for deferred costs	(16,654)	(1,068,860)	(18,265)
Net cash used in investing activities	(22,219)	(1,068,860)	(150,644)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	512,000	806,334	4,672,013
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(117,313)	(86,231)	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	394,687	720,103	4,643,766

Net change in cash	(82,161)	28,845	46,399

Cash at beginning of period	128,560	2,961	—

CASH AT END OF PERIOD	$46,399	$31,806	$46,399

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,781	$8,536	$25,784
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

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

In connection with the Agreement a shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. In 2009 the shareholder made three payments which totaled $52,430.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  On November 1, 2011, the Company agreed with the shareholder that the matter would be settled and the shareholder’s obligations satisfied upon timely receipt by the Company of two payments of $10,888 each, the first installment of which was timely paid on November 2, 2011, and the second of which is due on December 2, 2011.

Stock Purchase Agreements

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  The shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock. Payments on the aggregate balance of $100,000 were not received, and the Agreements were terminated on September 19, 2011.

The Company entered into Stock Purchase Agreements dated May 4, 2010 with two shareholders each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $400,000, payable in seven installments on or before November 15, 2010.  As of March 31, 2010 the shareholders made payments totaling $20,000 which purchased 250,000 shares of common stock combined. On March 1, 2011 the Company and one purchaser of the stock purchase agreement dated May 4, 2010 signed a mutual termination agreement.  The balance of $390,000 representing 4,875,000 shares of Common Stock was cancelled.  The second purchaser was notified that the agreement had not been fulfilled and was terminated on September 19, 2011.

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

The Company entered into a Stock Purchase Agreement dated December 22, 2010 with one person who agreed to purchase 2,500,000 restricted shares of the common stock of AVRS for $200,000, payable in three installments on or before March 4, 2011.  On April 19, 2011 the purchaser paid $150,000 for 1,875,000 restricted shares of the Company’s common stock.  The Company agreed to an extension to July 31, 2011 on the $50,000 balance due.  The purchaser was notified that the agreement had not been fulfilled, and the agreement was terminated on September 28, 2011.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $0.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $0.18 per share on the date of issue, December 8, 2009.  Deferred compensation of $63,000 has been recorded.  The $63,000 of compensation deferred at 12/31/09 was expensed in 2010.  Services began January 6, 2010 and were completed April 5, 2010.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and the period from March 15, 1994 (Inception) through September 30, 2011, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2011 and its operating results for the three and nine months ended September 30, 2011 and 2010 and the period from March 15, 1994 (Inception) through September 30, 2011, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily an indication of operating results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a net stockholders’ deficit. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2010 and 2009, the Company’s president loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2011 the Company received $500,000 from the sale of shares in private offerings of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2011 of $46,399, and $128,560 cash at December 31, 2010.  No amounts resulted from cash equivalents.

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

Fixed assets consist of the following:

	September 30, 2011	December 31, 2010

Computer equipment	$2,950	$1,650
Computer software	3,640	3,640

	6,590	5,290
Less Accumulated depreciation	(4,461)	(3,669)

	$2,129	$1,621

Assets disposed of during the nine months ended September 30, 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was taken.  The laptop was scrapped.  Depreciation expense totaled $1197 and $1,158 for the nine months ended September 30, 2011 and 2010 respectively and $3,669 at December 31, 2010.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $50,596 amortized and a balance at September 30, 2011 of $12,651. The carrying balance of the second patent is $58,277 with $10,557 amortized and a balance at September 30, 2011 of $ $47,720. On May 24, 2011 the third patent was issued.  The carrying value is $3,365 with $156 amortized and a balance at September 30, 2011 of $3,209.  The weighted average arrives at a period of 13.67 years based on a period of 16.1 years for patent #1, 12.4 years for patent #2, and 10.5 years for patent #3 weighted for the total amount capitalized on each patent.   Amortization expense totaled $6,837 and $6,681 for the nine months ended, September 30, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2011	$2,306
2012	9,221
2013	9,221
2014	8,170
2015	5,005
Thereafter	29,657

$63,580

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s impairment analysis was done December 31, 2010.  Impairment recorded for each of the nine months ended September 30, 2011 and 2010 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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
Nine months ended September 30,
2011	61,536
$2,317,982

Indebtedness to Related Parties

During the years from 2000 through 2010, certain officers advanced the Company working capital to maintain the Company’s operations. As of September 30, 2011 and December 31, 2010, the Company owed the officers $5,800 and $123,113, respectively. The majority of the balance was owed to the Company’s president and totaled $-0- and $117,313, at September 30, 2011 and December 31, 2010, respectively.

Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. On March 7, 2011 the Company repaid the note in full.

During 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. The note carries a 4% annual interest rate and matures on April 9, 2010. On April 9, 2010 the Company issued an allonge to the promissory note that extended the maturity date to April 15, 2011.  On June 6, 2011 the Company issued a second allonge to the promissory note that extended the maturity date to April 15, 2012.   At September 30, 2011 the Company repaid the note in full.   Interest expense related to the note of $32 was accrued at September 30, 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2010	2009
U.S. federal statutory graduated rate	34.00%	31.31%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-3.84%	-16.38%
Costs capitalized under Section 195	-30.16%	-14.93%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2011, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2011.

Note 6 .    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On September 30, 2011, the Company had cash balances at one FDIC insured financial institution of $46,399 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.     Prepaid Expenses

On March 12, 2010, the Company paid a $65,000 retainer to a law firm in connection with the patentability phase of the interference proceedings that is to be applied to the final billing.

On April 6, 2010 the Company paid a second $65,000 retainer to a law firm for representation in anticipation of discovery request in connection with a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation. The retainer is to be applied to the final billing.  Microsoft has filed invalidity contentions in that lawsuit relying in part on the Company’s first patent.

Note 8.

Stockholder Deficit

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 9.     Subsequent Events

We have evaluated subsequent events through November 1, 2011.  Other than those noted above, there have been no subsequent events after September 30, 2011 for which disclosure is required.

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

Results of Operations

We completed a stock exchange on May 19, 2008 and changed our business model. We have not generated any revenue since the stock exchange and do not have any cash generating product or licensing sales. We are a development stage enterprise that has incurred losses since Inception.

At September 30, 2011, we had current assets of $176,399, and current liabilities of $371,799, as compared to $258,560 current assets and $676,504 in current liabilities at December 31, 2010. Our decrease in current assets is attributable to payroll and payment of accounts payable. Our decrease in current liabilities primarily is due to a decrease in accounts payable relating to the completion of the interference proceedings in the USPTO.

We had a net loss of $72,014 and $96,165 for the three months ended September 30, 2011 and 2010 respectively, as compared to a net loss of $337,302 and $543,680 for the nine months ended September 30, 2011 and 2010 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the nine months ended September 30, 2011 in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, we used $454,629 of cash in operating activities and $22,219 of cash in investing activities, and we received $512,000 of cash in connection with transactions involving our common stock. As a result, for the nine months ended September 30, 2011, we recognized a $82,161 net decrease in cash on hand. For the nine months ended September 30, 2010, $377,602 cash was provided by operating activities and $1,068,860 cash was used in investing activities, and we received $806,334 of cash from the sale of our common stock, resulting in a $28,845 increase in cash on hand for the year.

Historically, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements at December 31, 2010 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We incurred substantial legal fees and costs in connection with the interference proceeding with Allvoice, which may continue.  There is no assurance of a positive outcome, and such costs and fees may ultimately not be recoverable.  In carrying out our business strategy, we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

U.S. Patent #7,949,534 is a continuation of U.S. Patent #7,558,730.   We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting compay” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2011 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in Note 3 to the Financial Statements in Part I of this 10-Q Report, the Company is involved in a material interference proceeding conducted by the USPTO.  Oral argument before a three judge panel on all issues raised occurred on January 13, 2011.  At this time the Company is unsure of the outcome.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

On November 1, 2011, the Company’s Board of Directors approved an increase in the annual salary of Diane Jakowchuk, the Company’s Secretary, Treasurer and Principal Accounting Officer, from $65,000 to $77,000.

On November 1, 2011, the Company agreed with a shareholder to resolve matters related to an agreement made with the shareholder in 2008 in connection with the stock exchange made that year.  The agreement with the shareholder is described in Note 1, and the Company has agreed to a discharge of the shareholder’s obligations if the Company receives two payments, each in the amount of $10,888.  The first installment has been received, and the second installment is due December 2, 2011.

ITEM 6. EXHIBITS.

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Changes in Registrants Certifying Accountant. (39)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 28, 2010

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2011

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 15, 2011

(38)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2011

(39)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 7, 2011	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 7, 2011	By:	/s/ Diana Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)