Form 10-K
period 2011-12-31
Advanced Voice Recognition Systems, Inc
filed 2012-03-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $5,420,839 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of February 15, 2012 was 199,682,865.

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

Our principal assets are our patents.  We currently hold three issued patents and the fourth to be issued in March 2012.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing system for Speech Recognition” includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534 is an expansion of the coverage of AVRS’s second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  The fourth patent is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

 Industry Overview

We believe that speech recognition technology has a multitude of potential applications including but not limited to dictation and transcription, mobile messaging (voice to texting), server based web search, customer relations and translation.

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

We believe our main competitors are Microsoft, Nuance, Google Voice and IBM. We also will compete with several smaller niche suppliers. We intend to differentiate our solutions from those of our competitors by focusing on efficient correction using methods that will minimize the burden on the user as well as the efficiency and scalability of users having heterogeneous protocols.

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

AVRS Enterprise Solutions

Through our AVRS Enterprise™ solutions utilizing the speech recognition software and related firmware, we hope to provide exceptional ease of use, security, scalability, centralized system administration, and flexible and efficient communications. We believe that the primary benefit that our AVRS Enterprise™ solutions will offer is the elimination of typing and the efficient use of personnel for correction and proofreading. We believe that dictation rates of over 300 words per minute are attainable through the three components of our speech recognition software and related firmware: Transaction Manager, Transcription Server, and the Dictation/Correction Assistant Clients.  Additionally, AVRS Enterprise™ Solutions may be useful in mobile messaging (voice to texting), server based web searching for internet content and services and cloud computing.

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

Distribution

Product development of the speech recognition software and related firmware was the primary focus for the first six years following its introduction into the software market in 1994. Early forms of the speech recognition software and related firmware were marketed through a network of approximately 200 small dealers specializing in speech recognition technology.

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

Intellectual Property

Our primary assets are United States Patent #5,960,447, United States Patent #7,558,730 and United States Patent #7,949,534.  U.S. Patent #5,960,447 is for a word tagging and editing system for speech recognition filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 USC 154, the term for the above-referenced patent began on September 28, 1999 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expire on November 13, 2015.

A word tagging and editing system for speech recognition receives recognized speech text from a speech recognition engine, and creates tagging information that follows the speech text as it is received by a word processing program or other program. The body of text to be edited in connection with the word processing program may be selected and cut and pasted and otherwise manipulated, and the tags follow within the audio data file created initially by the speech recognition engine. The sound bite may be replayed to the user through a speaker. The practical results include that the user may confirm the correctness of a particular recognized word, in real time whilst editing text in the word processor. If the recognition is manually corrected, the correction information may be supplied to the engine for use in updating a user profile for the user who dictated the audio that was recognized. Particular tagging approaches are employed depending on the particular word processor or other program being used.

U.S. Patent #5,960,447 includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets. We intend to take full advantage of our patent protection by licensing or otherwise.

U.S. Patent #7,558,730 titled, “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, was filed on November 27, 2001 and issued on July 7, 2009.  In accordance with 35 USC 154, the term for the above referenced patent began on July 7, 2009 and ends 20 years from the date on which the application for the patent was filed in the United States.  Therefore, the patent will expire

on November 27, 2021.   The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. We expect this patent to strengthen our position in voice recognition.

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

On March 6, 2012 Patent No. US 8,131,557 was issued by the United States Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (US Patent No. #7,558,730) of November 27, 2021.  The patent will expire on November 27, 2021. The deferred fees will be capitalized during the quarter ended March 31, 2012 and the Company will begin amortization.

On March 9, 2010 the United States Patent and Trademark Office (“USPTO”) declared an interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  The Interference Proceeding is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On January 13, 2011 the Board of Patent Appeals and Interferences (“BPAI”) heard oral arguments in the Interference Proceeding.  The Company awaits the decision from the BPAI.

Research and Development

During fiscal years 2011 and 2010, we did not incur any expense for research and development activities.

We currently have two employees, Diana Jakowchuk our Secretary, Treasurer and Principal Accounting Officer and Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer. We may engage consultants and other service providers in the future to help us carry out our business plan.

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

Diana Jakowchuk

Secretary, Treasurer, Principal Accounting Officer

AVRS, Inc.

7659 E. Wood Drive

Scottsdale, AZ 85260

Our website is located at www.avrsys.com. Information contained on our website is not a part of, and is not incorporated into this Annual Report on Form 10-K.  The Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports and other information that we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website.  We make these documents available as soon as reasonably practicable after we file them with or furnish them to the SEC.  You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.com that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer.

Item 3. Legal Proceedings.

On March 9, 2010 the USPTO declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  The Company retained a law firm for representation in the interference.  An interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  Oral arguments before a three member panel of judges occurred on January 13, 2011.

On April 6, 2010 the Company retained a law firm for representation in a discovery request in connection with a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation.    Microsoft filed a motion for partial summary judgment in the litigation on October 12, 2010.  In December 2011 the Court granted in part and denied in part the summary judgment holding invalid many of the same claims in the patent that is involved in the Interference Proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2011 and 2010. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2011	0.07	0.04
Three Months Ended September 30, 2011	0.07	0.07
Three Months Ended June 30, 2011	0.09	0.09
Three Months Ended March 31, 2011	0.08	0.08
Three Months Ended December 31, 2010	0.13	0.13
Three Months Ended September 30, 2010	0.13	0.13
Three Months Ended June 30, 2010	0.16	0.16
Three Months Ended March 31, 2010	0.25	0.16

Holders

As of December 31, 2011, we have approximately 59 holders of record of our common stock and 192,642,865 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, AZ 85251.

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

Item 6. Selected Financial Data.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, we are not required to provide information required by this Item.

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

Results of Operation

We completed a stock exchange on May 19, 2008 and changed our business model. We have not generated any revenue since inception and do not have any cash generating product or licensing sales. We are a development stage enterprise that has incurred losses since Inception (March 15, 1994).

At December 31, 2011, we had current assets of $13,405, and current liabilities of $276,053, as compared to $258,560 current assets and $676,504 in current liabilities at December 31, 2010. Our decrease in current assets is primarily attributable to payments of Accounts Payable. Our decrease in current liabilities primarily is due to the decreased professional fees incurred in connection with the interference proceedings in the USPTO.

We had a net loss of $414,330 for the year ended December 31, 2011, as compared to a net loss of $1,905,362 for the year ended December 31, 2010. The decrease in net loss is primarily attributable to the decrease in the legal fees of the Interference Proceeding in the USPTO during the course of the year ended December 31, 2011.

Liquidity and Capital Resources

During the year ended December 31, 2011, we used $494,950 of cash in operating activities and $25,780 of cash in investing activities, as we received $405,575 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2011, we recognized a $115,155 net decrease in cash on hand. For the year ended December 31, 2010, we used $1,266,891 of cash in operating activities and $1,611 of cash in investing activities, and received net cash of $1,394,101 provided by financing activities, resulting in a $125,599 increase in cash on hand for the year.  Subsequent to December 31, 2011, we sold 7,040,000 shares of our common stock for $302,000 to improve our liquidity position.

During the years ended December 31, 2011 and 2010, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  The shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock. Payments on the remaining aggregate balance of $100,000 were not received, and the Agreements were terminated on September 19, 2011.

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

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  Costs totaling $58,277 have been capitalized and amortization began in the third quarter 2009.

U.S. Patent #7,949,534 is an expansion of the coverage of AVRS’s second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Costs totaling $3,365 have been capitalized and amortization began in the second quarter 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Voice Recognition Systems:

We have audited the accompanying balance sheets of Advanced Voice Recognition Systems (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
March 9, 2012

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets
Cash	$13,405	$128,560
Prepaid Expenses (Note 7)	—	130,000
Total Current Assets	13,405	258,560

Fixed Assets (Note 2)
Computer software and equipment, net	1,982	1,621
Total Fixed Assets	1,982	1,621

Intangible Assets
Patent, net (Note 3)	61,274	67,052
Deferred costs	21,826	1,611
Total Intangible Assets	83,100	68,663
Total Assets	$98,487	$328,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$239,821	$543,961
Accrued payroll	30,432	7,847
Accrued interest to related party (Note 4)	—	1,583
Indebtedness to related parties (Note 4)	5,800	123,113
Total Current Liabilities	276,053	676,504

Stockholders' Deficit (Note 1)
Common stock, $0.001 par value; 547,500,000 shares authorized
192,642,865 and 186,392,865, issued and outstanding atDecember 31, 2011 and 2010 respectively	$192,643	$186,393
Additional paid-in capital	6,958,740	6,380,566
Deficit accumulated during development stage	(7,328,949)	(6,914,619)
Total Stockholders' Deficit	(177,566)	(347,660)
Total Liabilities and Stockholders' Deficit	$98,487	$328,844

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			MARCH 15, 1994
			(INCEPTION)
	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2011	2010	2011

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit	—	—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	61,536	215,376	2,317,982
General and administrative:
Compensation	176,891	41,173	788,064
Stock based compensation	—	63,000	150,500
Professional fees	138,939	455,381	1,434,325
Office	17,174	26,105	296,461
Rent	—	—	157,356
Travel	6,667	14,643	154,844
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	11,877	11,786	409,609
Impairment of deferred costs	—	1,068,860	1,068,860
Total operating expenses	413,084	1,896,324	8,115,839

Loss from operations	(413,084)	(1,896,324)	(7,253,293)

Other income and (expense):
Investment income	—	—	5,062
Interest expense	(1,246)	(9,038)	(67,215)
Loss on sale of assets	—	—	(13,503)
Net other expense	(1,246)	(9,038)	(75,656)

Loss before income taxes	(414,330)	(1,905,362)	(7,328,949)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(414,330)	$(1,905,362)	$(7,328,949)

Basic and diluted loss per common share	$(0)	$(0)

Basic and diluted weighted average number of common shares outstanding	191,296,975	173,723,834

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

					Deficit
					Accumulated
	NCC, LLC			Additional	During
	Membership	Common Stock		Paid-in	Development	Deferred
	Interests	Shares	Amount	Capital	Stage	Compensation	Total

Balance at March 15, 1994 (inception)		$750	$1,000	$-	$-	$-	$1,000

Net Loss	-	-	-	-	(3,976)	-	(3,976)
Balance at December 31, 1994	-	750	1,000	-	(3,976)		(2,976)

Net Loss	-	-	-	-	(38,516)	-	(38,516)
Balance at December 31, 1995	-	750	1,000	-	(42,492)		(41,492)

Net Loss	-	-	-	-	(144,843)	-	(144,843)
Balance at December 31, 1996	-	750	1,000	-	(187,335)		(186,335)

Net Loss	-	-	-	-	(3,291)	-	(3,291)
Balance at December 31, 1997	-	750	1,000	-	(190,626)		(189,626)

Net Loss	-	-	-	-	(537,561)	-	(537,561)
Balance at December 31, 1998	-	750	1,000	-	(728,187)		(727,187)

Net Loss	-	-	`	-	(512,491)	-	(512,491)
Balance at December 31, 1999	-	750	1,000	-	(1,240,678)		(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432	-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests.	1,336,432	(750)	(1,000)	(1,335,432)
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-	-	-	487,500
Contributed services (Note 4)	520,000	-	-	-	-	-	520,000
Net Loss	-	-	-	-	(1,125,348)	-	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-	(2,366,026)	-	(22,094)

Contributed services (Note 4)	720,500	-	-	-	-	-	720,500
Net Loss	-	-	-	-	(990,765)	-	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-	(3,356,791)		(292,359)

Various dates, payment of expenses by member	257	-	-	-	-	-	257
Contributed services (Note 4)	50,767	-	-	-	-	-	50,767
Net Loss	-	-	-	-	(191,542)	-	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-	(3,548,333)		(432,877)

Various dates, payment of expenses by member	600	-	-	-	-	-	600
Contributed services (Note 4)	18,749	-	-	-	-	-	18,749
Net Loss	-	-	-	-	(19,349)	-	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-	(3,567,682)		(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-	-	-	378,462
Contributed services (Note 4)	58,651	-	-	-	-	-	58,651
Net Loss	-	-	-	-	(58,651)	-	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-	(3,626,333)	-	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC membership interests and subsequent merger with Samoyed Energy Corp (Note 1)	(3,571,918)	93,333,333	93,333	3,478,585	-	-	-
December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)		-
Contributed services (Note 4)	-	-	-	158,648	-	-	158,648
Net Loss	-	-	-	-	(241,957)	-	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566	(3,868,290)		(137,724)

Contributed services (Note 4)	-	-	-	70,189	-	-	70,189
Net Loss	-	-	-	-	(106,867)	-	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755	(3,975,157)		(174,402)

Contributed services (Note 4)	-	-	-	83,652	-	-	83,652
Net Loss	-	-	-	-	(122,688)	-	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407	(4,097,845)		(213,438)

April 28, 2008, Stock issued in recapitalization with Samoyed (Note 1)	-	24,700,008	24,700	(24,700)	-	-	-
Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	331,000	-	-	331,000
Contributed services (Note 4)	-	-	-	121,077	-	-	121,077
Net Loss	-	-	-	-	(431,022)	-	(431,022)
Balance at December 31, 2008	-	164,700,008	164,700	4,171,784	(4,528,867)	-	(192,383)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	52,430	-	-	52,430
March 18, 2009, 350,000 shares of common stock issued for future services and stock based compensation (Note 1)		350,000	350	87,150	-	(81,181)	6,319
Contributed services (Note 4)	-	-	-	238,837	-	-	238,837
Stock Based Compensation (Note 1)	-	-	-	-		81,181	81,181
December 8, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	62,650	-	(63,000)	-
Net Loss	-	-	-	-	(480,390)	-	(480,390)
Balance at December 31, 2009	$-	165,400,008	$165,400	$4,612,851	$(5,009,257)	$(63,000)	$(294,006)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	153,332	-	-	153,332
March 11,02010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000	-	-	100,000
March 15, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
Stock Based Compensation	-	-	-		-	63,000	63,000
April 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
May 5, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
May 17, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
May 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000	-	-	50,000
July 9, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000	-	-	100,000
July 26, 2010 600,000 shares of common stock issued for stock purchase agreement	-	600,000	600	49,400	-	-	50,000
August 28, 2010 1,250,000 shares of common stock issued for stock purchase agreement	-	1,250,000	1,250	98,750	-	-	100,000
September 2, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
September 3, 2010 625,000 shares of common stock issued for stock purchase agreement	-	625,000	625	49,375	-	-	50,000
September 24, 2010 375,000 shares of common stock issued for stock purchase agreement	-	375,000	375	29,625	-	-	30,000
October 19, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750	-	-	20,000
October 20, 2010 2,142,857 shares of common stock issued for stock purchase agreement	-	2,142,857	2,143	147,857	-	-	150,000
October 27, 2010 5,250,000 shares of common stock issued for stock purchase agreement	-	5,250,000	5,250	414,750	-	-	420,000
November 4, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	158,000	-	-	160,000
Contributed services (Note 4)	-	-	-	215,376	-	-	215,376
Net Loss	--	-	-	-	(1,905,362)	-	(1,905,362)
Balance at December 31, 2010	$-	186,392,865	$186,393	$6,380,566	$(6,914,619)	$-	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement	-	4,375,000	4,375	345,625	-	-	350,000
Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	-			22,888	-	-	22,888
April 19, 2011 1,875,000 shares of common stock issued for stock purchase agreement	-	1,875,000	1,875	148,125	-	-	150,000
Contributed services (Note 4)				61,536	-	-	61,536
Net Loss	-	-	-	-	(414,330)	-	(414,330)
Balance at December 31, 2011	$-	192,642,865	$192,643	$6,958,740	$(7,328,949)	$-	$(177,566)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			MARCH 15, 1994
			(INCEPTION)
	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net loss	$(414,330)	$(1,905,362)	$(7,328,949)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	10,487	10,451	68,628
Contributed services	61,536	215,376	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	495		495
Stock-based compensation expense	—	63,000	150,500
Changes in operating assets:
Prepaid Expenses	130,000	(112,000)	—
Changes in operating liabilities:
Accounts payable	(281,555)	467,299	270,253
Accrued interest related party	(1,583)	(5,655)	—
Net cash used in operating activities	(494,950)	(1,266,891)	(4,487,044)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(2,200)	—	(7,490)
Payments for patents	(3,365)	—	(124,889)
Payments for deferred costs	(20,215)	(1,611)	(21,826)
Net cash used in investing activities	(25,780)	(1,611)	(154,205)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	522,888	1,573,332	4,682,901
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	(117,313)	(179,231)	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	405,575	1,394,101	4,654,654

Net change in cash	(115,155)	125,599	13,405

Cash at beginning of period	128,560	2,961	—

CASH AT END OF PERIOD	$13,405	$128,560	$13,405

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,813	$9,480	$25,816
Income taxes	$—	$—	$—

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

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” now referred to as ACS 915 “Development Stage Entities”. The Company has been in the development stage since Inception (March 15, 1994).

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

In connection with the Agreement a shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. In 2009 the shareholder made three payments which totaled $52,430.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder is required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  On November 1, 2011, the Company agreed with the shareholder that the matter would be settled and the shareholder’s obligations satisfied upon timely receipt by the Company of two payments of $10,888 each, the first installment of which was paid on November 2, 2011, with the second due on December 2, 2011.  The Company agreed to settle the matter with a final payment of $6,000 on or before February 10, 2012.

Stock Purchase Agreements

The Company entered into a Stock Purchase Agreement dated March 10, 2010 with two persons each of whom agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $250,000, payable in five installments on or before June 15, 2010.  The shareholders made payments totaling $400,000 purchasing 8,000,000 shares of common stock. Payments on the remaining balance of $100,000 were not received, and the Agreements were terminated on September 19, 2011.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $0.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $0.18 per share on the date of issue, December 8, 2009.  Services under this agreement began January 6, 2010 and completed April 5, 2010. Consequently deferred compensation of $63,000 was recognized at December 31, 2009 and expensed in 2010 when the services were provided..

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2011 and 2010, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.  During the twelve months ended December 31, 2010 the Company received an aggregate of $1,420,000 from the sale of shares in private offerings of its common stock. During the twelve months ended December 31, 2011, the Company received an aggregate of $ 500,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2011 of $13,405, and $128,560 cash at December 31, 2010.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents on a straight line basis over an estimated useful life of twenty years. The carrying value of the first patent is $63,247 with $51,650 amortized and a balance at December 31, 2011 of $11,597. The carrying balance of the second patent is $58,277 with $11,730 amortized and a balance at December 31, 2011 of $ $46,547.  On May 24, 2011 the third patent was issue.  The carrying value is $3,365 with $235 amortized and a balance at December 31, 2011 of $3,130. The weighted average arrives at a period of 13.67 years based on a period of 16.1 years for patent #1 and 12.4 years for patent #2 10.5 years for patent #3 weighted for the total amount capitalized on each patent.

Year Ended December 31, 2011
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$51,650	$11,597
7,558,730	58,277	11,730	46,547
7,949,534	3,365	235	3,130
	$124,889	$63,615	$61,274

  Amortization expense totaled $9,143 and $8,908 for years ended, December 31, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2012	$9,221
2013	9,221
2014	8,170
2015	5,005
2016	5,005
Thereafter	24,652

$61,274

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  Impairment recorded in, 2011 and 2010 was $-0- and $1,068,860 respectively.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

Update or use:

The Company reviewed all  recently issued, but not yet effective,  accounting pronouncements and does not believe the future adoption of any such  pronouncements  may be expected to cause a material impact on its financial condition or the results of its operations.

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

On March 9, 2010 the United States Patent and Trademark Office (“USPTO”) declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  The Patent Office presumes that the parties made their inventions in the order of the filing dates accorded to their patent applications – the party with the earliest filing date is referred to as the “senior party,” while those with later filing dates are “junior parties.”  If the parties survive the preliminary patentability phase, then the burden of proof to establish priority resides with the junior party.  The Company understands that Allvoice, as the junior party, will bear the burden of proof in establishing priority, and thus will have to show that its inventors invented the technology covered by the interfering subject matter ahead of the Company’s inventors in order to retain its patent.  On March 12, 2010 the Company retained legal counsel for representation in the interference proceedings.  The Company was a party to the patent interference proceedings during 2010.  AVRS has the potential to obtain a new patent as a result of this interference.  However, by year-end, the interference had not been completed and AVRS had no way to assess its chances of obtaining the new patent, or what the possible value of the new patent might be.  As a result, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  On January 13, 2011 oral arguments took place before a three judge panel on all issues raised in the interference. No ruling has been received

On May 24, 2011 Patent No. US 7,949,534 was issued by the United States Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (US Patent No. #7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended June 30, 2011 and the Company began amortization.

	2011	2010

US Patent #5,960,447	$63,247	$63,247
US Patent #7,558,730	58,277	58,277
US Patent #7,949,534	3,365	0
	124,889	121,524
Less: Accumulated Amortization	(63,615)	(54,472)
	$61,274	$67,052

Fixed Assets

Fixed assets consist of the following:

	2011	2010

Computer equipment	$2,950	$1,650
Computer software	3,640	3,640
	6,590	5,290
Less: Accumulated Depreciation	(4,608)	(3,669)
	$1,982	$1,621

Assets disposed of during 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was taken.  The laptop was scrapped. Depreciation expense totaled $1,344 and $1,543, respectively, for the years ended December 31, 2011 and 2010.

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2011 the Company’s officers and employees contributed management services and administrative services. The fair value of those services was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital. Contributed services recorded in the accompanying financial statements consisted of the following:

Year ended December 31,
2000	$520,000
2001	720,500
2002	50,767
2003	18,749
2004	58,651
2005	158,648
2006	70,189
2007	83,652
2008	121,077
2009	238,837
2010	215,376
2011	61,536
$2,317,982

Indebtedness to Related Parties

During the years from 2000 through 2011, certain officers advanced the Company working capital to maintain the Company’s operations. As of December 31, 2011 and 2010, the Company owed the officers $5,800 and $123,113, respectively. The majority of the indebtedness was owed to the Company’s president and was paid in full at December 31, 2011. The Company owed $117,313 to the Company’s president at December 31,

2010. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of December 31, 2011 the Company repaid the note in full.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.   Interest expense related to the notes totaled $1,230 and was paid in 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2011	2010
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-5.05%	-3.84%
NOL’s	-28.95%	-30.16%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2011, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2011.

Note 6 .    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On December 31, 2011, the Company had cash balances at one FDIC insured financial institution of $13,405 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.     Prepaid Expenses

On March 12, 2010, the Company paid a $65,000 retainer to a law firm in connection with the patentability phase of the interference proceedings that is to be applied to the final billing.  On November 9, 2011 the retainer was applied to the outstanding balance reducing the accounts payable.

On April 6, 2010 the Company paid a second $65,000 retainer to a law firm for representation in anticipation of discovery request in connection with a lawsuit between Allvoice Developments, US, LLC and Microsoft Corporation. The retainer is to be applied to the final billing.  On November 9, 2011 the retainer was applied to the outstanding balance reducing the accounts payable.

Note 8.     Subsequent Events

A shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Stock Exchange Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. The shareholder and the company agreed to modify the agreement on five occasions.   On November 1, 2011, the Company agreed with the shareholder that the matter would be settled and the shareholder’s obligations satisfied upon timely receipt by the Company of two payments of $10,888 each, the first installment of which was timely paid on November 2, 2011, and the second of which was due on December 2, 2011.  On December 16, 2011 the Company agreed to extend the deadline to January 15, 2012.  On February 8, 2012 the Company agreed with the shareholder to settle the matter with payments totaling $6,000 which was made on February 10, 2012.

The Company entered into a Stock Purchase Agreement dated January 10, 2012 with one person who agreed to purchase 5,000,000 restricted shares of the common stock of AVRS for $200,000.  Payment was made in full on January 10, 2012.

The Company entered into separate Stock Purchase Agreements with four private investors dated January 25, 2012 who agreed to purchase 2,040,000 restricted shares of the common stock of AVRS for $102,000.  Payment was made in full on January 26, 2012.

On January 24, 2012 the USPTO issued a Notice of Allowance for the continuation application filed on May 20, 2011.  The patent is expected to issue in 2012 and all deferred costs associated with that application will be capitalized and amortization will commence in the period.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2011, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2011 and 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011.  We have identified, as of December 31, 2011, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2011 and 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	56	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	79	December 2007	Chairman of the Board, Director

Diane Jakowchuk	58	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2011; all reporting persons complied with all applicable filing requirements.

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

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our principal executive officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years. Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer has contributed his services free of charge until May 1, 2011 as reflected in the following table.

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2011	78,000	0	0	0	0	0	0	78,000
President, CEO, CFO Director (1)	2010	0	0	0	0	0	0	0	0

Diane Jakowchuk,	2011	67,000	0	0	0	0	0	0	67,000
Principal Accounting Officer(2)	2010	32,500	0	0	0	0	0	0	32,500

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS commencing in 2011. Effective March 9, 2012, the annual salary for Mr. Geldenhuys was increased to $180,000.

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

1 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 2011 for his service as one of our Directors or as a Director of AVRS.

2 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2011 for his service as one of our Directors or as a Director of AVRS.

Compensation Committee Interlocks and Insider Participation

As AVRS does not have a compensation committee Mr. Geldenhuys’ salary was authorized by written consent of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of February 15, 2012, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on February 15, 2012 was 199,682,865.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	24.90%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,612,142	(4)	1.81%

All directors and executive officers as a group (three persons)	54,940,662		27.51%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	42,142,857		21.10%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.99%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		6.85%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		6.85%

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
(3)

This amount represents 1,600,000 shares held by Sunnybank Investments Ltd., a consulting company of which Mr. Getty is President. Mr. Getty holds exclusive voting and investment power with respect to our securities held by Sunnybank Investments Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any securities authorized for issuance under an equity compensation plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On May 20, 2008, AVRS made a promissory note (the “Promissory Note”) in the amount of $225,544 payable to Walter Geldenhuys, our President, Chief Executive Officer, Chief Financial Officer and Director for loans made by him to AVRS. The promissory note matured on April 15, 2011. As of December 31, 2011 the Company repaid the note in full.   Interest expense related to the note totaled $130 in 2011.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009 that matured on April 15, 2012. As of December 31, 2011 the Company repaid the note in full.    Interest expense related to the note totaled $1100 in 2011.

For the year ended December 31, 2011, Directors and Officers provided contributed services to the Company valued at $61,536.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2011 and December 31, 2010.

Services	2011	2010

Audit Fees	$10,160	$6,500
Audit Related Services	2,363	5,739
Tax Fees	-	-
Total Fees	$12,523	$12,239

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Changes in Registrants Certifying Accountant. (39)
10.37	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.38	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (41)

14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2011

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 15, 2011

(38)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2011

(39)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2011

(40)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012

(41)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 30, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2012.

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

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March 9, 2012
/s/ Diane Jakowchuk
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 9, 2012
/s/Donald Getty
Donald Getty	Director	March 9, 2012