Form 10-Q
period 2012-03-31
Advanced Voice Recognition Systems, Inc
filed 2012-05-11
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐       No ☒

As of March 31, 2012, 199,682,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

ii

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$144,380	$13,405

Total Current Assets	144,380	13,405

Fixed Assets (Note 2)
Computer software and equipment, net	5,328	1,982
Total Fixed Assets	5,328	1,982

Intangible Assets
Patent, net (Note 3)	64,018	61,274
Deferred costs	18,494	21,826
Total Intangible Assets	82,512	83,100
Total Assets	$232,220	$98,487

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Accounts payable	$205,132	$239,821
Accrued payroll	8,285	30,432
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	219,217	276,053

Stockholders'Equity / ( Deficit) (Note 1)
Common stock, $0.001 par value; 547,500,000 shares authorized
199,682,865 and 192,642,865, issued and outstanding respectively	$199,683	$192,643
Additional paid-in capital	7,259,700	6,958,740
Deficit accumulated during development stage	(7,446,380)	(7,328,949)
Total Stockholders' Equity / (Deficit)	13,003	(177,566)
Total Liabilities and Stockholders' Equity / (Deficit)	$232,220	$98,487

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)
					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED				THROUGH
	MARCH 31,				MARCH 31,
	2012		2011		2012
	(Unaudited)		(Unaudited)		(Unaudited)

Sales	$—		$—		$1,241,924
Cost of goods sold	—		—		379,378
Gross profit	—		—		862,546

Operating expenses:
Research and development	—		—		1,189,531
Contributed services (Note 4)	—		46,152		2,317,982
General and administrative:
Compensation	66,358		17,532		854,422
Stock based compensation	—		—		150,500
Professional fees	40,842		72,719		1,475,167
Office	6,378		4,880		302,839
Rent	—		—		157,356
Travel	774		5,057		155,618
Advertising	—		—		81,090
Bad debt expense	—		—		67,217
Other	3,079		2,998		412,688
Impairment of deferred costs	—		—		1,068,860
Total operating expenses	117,431		149,338		8,233,270

Loss from operations	(117,431)		(149,338)		(7,370,724)

Other income and (expense):
Investment income	—		—		5,062
Interest expense	—		(900)		(67,215)
Loss on sale of assets	—		—		(13,503)
Net other expense	—		(900)		(75,656)

Loss before income taxes	(117,431)		(150,238)		(7,446,380)

Provision for income taxes (Note 5)	—		—		—

Net Loss	$(117,431)		$(150,238)		$(7,446,380)

Basic and diluted loss per common share	$(0)	*	$(0)	*

Weighted average number of common shares outstanding	198,650,338		187,559,532

•

Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2011	192,642,865	$192,643	$6,958,740	$(7,328,949)	$(177,566)

January 10, 2012 5,000,000 shares of common stock issued for stock purchase agreement	5,000,000	5,000	195,000	-	200,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	-	-	6,000	-	6,000

January 25, 2012 2,040,000 shares of common stock issued for stock purchase agreement	2,040,000	2,040	99,960	-	102,000

Net Loss	-	-	-	(117,431)	(117,431)
Balance at March31, 2012	199,682,865	$199,683	$7,259,700	$(7,446,380)	$13,003

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE THREE MONTHS ENDED		THROUGH
	MARCH 31,		March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(117,431)	$(150,238)	$(7,446,380)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	2,679	2,723	71,307
Contributed services	—	46,152	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	—	—	495
Stock-based compensation expense	—	—	150,500

Changes in operatingassets and liabilities:
Accounts payable	(56,835)	(66,542)	213,418
Accrued interest related party	—	(699)	—
Net cash used in operating activities	(171,587)	(168,604)	(4,658,631)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	(3,678)	(2,200)	(11,168)
Payments for patents	(5,092)	—	(129,981)
Payments for deferred costs	3,332	(1,710)	(18,494)
Net cash used in investing activities	(5,438)	(3,910)	(159,643)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	308,000	362,000	4,990,901
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	(57,313)	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	308,000	304,687	4,962,654

Net change in cash	130,975	132,173	144,380

Cash at beginning of period	13,405	128,560	—

CASH AT END OF PERIOD	$144,380	$260,733	$144,380

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$1,583	$25,816
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.     Nature of Operations

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”) http://www.avrsys.com/ commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994 in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

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

In connection with the Agreement, a shareholder of Samoyed holding an aggregate of 3,500,000 shares of Samoyed’s common stock agreed to pay to Samoyed an amount equal to $1,750,000 within 90 days of the closing of the Agreement, or in the alternative, tender to Samoyed for cancellation two shares of Samoyed’s common stock for every $1 not paid. In 2009 the shareholder made three payments which totaled $52,430.  On March 31, 2010 the Company and the shareholder agreed to modify the agreement such that the shareholder was required to deliver to the Company an aggregate of $216,144 on or before June 1, 2010, or in the alternative, tender to Company for cancellation 14.29 shares of Company’s common stock for every $1 not paid.  On November 1, 2011, the Company agreed with the shareholder that the matter would be settled and the shareholder’s obligations satisfied upon timely receipt by the Company of two payments of $10,888 each, the first installment of which was paid on November 2, 2011, with the second due on December 2, 2011.  The Company settled the matter with a final payment of $6,000 on February 15, 2012.

Stock Purchase Agreements

During the year ended December 31, 2010, the Company entered into Stock Purchase Agreements for the sale of its Common Stock.  Pursuant to these Agreements, the Company sold during 2010 and 2011 an aggregate of 22,867,857 shares for aggregate proceeds of $1,570,000.  All of these Agreements have been fulfilled or terminated.

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

During the three months ended March 31, 2012, the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 7,040,000 shares of the common stock for aggregate proceeds of $302,000.  All of the proceeds were paid during the three months ended March 31, 2012.

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

Stock Based Compensation

On March 18, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to Equiti-Trend Advisors LLC as deferred compensation in exchange for public relations services for a period of six months.  Shares were valued at $0.25 per share on the date as of March 18, 2009 for a total stock compensation of $87,500.  On December 8, 2009, the Company issued 350,000 restricted shares of the Company’s common stock, par value $0.001 per share to OTC Navigation as deferred compensation in exchange for public relations services for a period of three months.  Shares were valued at $0.18 per share on the date of issue, December 8, 2009.  Deferred compensation of $63,000 has been recorded.  The $63,000 of compensation deferred at 12/31/09 was expensed in 2010.  Services began January 6, 2010 and were completed April 5, 2010. Consequently deferred compensation of $63,000 was recognized at December 31, 2009 and expensed in 2010 when the services were provided.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2012 and for the three months ended March 31, 2012 and 2011, and the period from March 15, 1994 (Inception) through March 31, 2012, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2012 and its operating results for the three months ended March 31, 2012 and 2011 and the period from March 15, 1994 (Inception) through March 31, 2012, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily an indication of operating results to be expected for the year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since Inception (March 15, 1994). These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2011 and 2010, the Company’s President loaned or advanced the Company funds for working capital on an “as needed”

basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2011 the Company received $500,000 from the sale of shares in private offerings of its common stock. During the three months ended March 31, 2012 the Company received an aggregate of $302,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2012 of $144,380, and $13,405 cash at December 31, 2011.  No amounts resulted from cash equivalents.

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

As At March 31, 2012
U.S. Patent #	Useful Life	Carrying Value	Amortization	Balance
5,960,447	16.1	$63,247	$52,704	$10,543
7,558,730	12.4	58,277	12,903	45,374
7,949,534	10.5	3,365	313	3,052
8,131,557	9.6	5,092	43	5,049
		$129,981	$65,963	$64,018

Amortization expense totaled $2,348 and $2,305 for the three months ended, March 31, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2012	$7,309
2013	9,743
2014	8,692
2015	5,527
2016	5,527
Thereafter	27,220

$64,018

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis wascompleted effective December 31, 2011.  Impairment recorded for each of the three months ended March 31, 2012 and 2011 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 9).

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding before the Board of Patent Appeals and Interference (“BPAI”) in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose is to determine which party invented the technology first, and to award the patent to that party.  The Company has been a party to the patent interference proceedings since March 2010.  Due to the absence of a decision by the end of 2010, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  The expense in 2011 was $44,006.98, and the expense for the three months ended March 31, 2012 was $8,129.26.  On April 27, 2012, the BPAI entered a judgment that all of the claims in the application of AVRS are unpatentable.  AVRS is evaluating its options regarding this decision.

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

On March 6, 2012 Patent No. US 8,131,557 was issued by the United States Patent and Trademark Office.  In accordance with 35 USC 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended March 31, 2012 and the Company began amortization.

	March 31,
	2012	2011

US Patent #5,960,447	$63,247	$63,247
US Patent #7,558,730	58,277	58,277
US Patent #7,949,534	3,365	0
US Patent #8,131,557	5,092	0
	129,981	121,524
Less: Accumulated Amortization	(65,963)	(56,699)
	$64,018	$64,825

Fixed Assets

Fixed assets consist of the following:

	March 31,
	2012	2011

Computer equipment	$6,627	$3,850
Computer software	3,640	3,640
	10,267	7,490
Less: Accumulated Depreciation	(4,939)	(4,165)
	$5,328	$3,325

Assets disposed of during the nine months ended September 30, 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was taken.  The laptop was scrapped.  Depreciation expense totaled $331 and $496 for the three months ended March 31, 2012 and 2011 respectively.

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
$2,317,982

Indebtedness to Related Parties

During the years from 2000 through 2011, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $5,800 at March 31, 2012 and December 31, 2011.

The Company’s President advanced the Company working capital of $225,544 which was converted into a promissory note in May 2008. On March 7, 2011 the Company repaid the note in full.

During 2009, the Company’s President advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2011	2010
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-5.05%	-3.84%
Costs capitalized under Section 195	-28.95%	-30.16%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2012, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2012.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On March 31, 2012, the Company had cash balances at one FDIC insured financial institution of $144,380 in non-interest bearing accounts that were fully insured by the FDIC,

Note 7.     Prepaid Expenses

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

Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 9.     Subsequent Events

On April 27, 2012, a panel of the Board of Patent Appeals and Interferences ("BPAI") entered a judgment that all of the claims in Application No. 09/351,542 (i.e., the application that is involved in Interference No. 105,746 with  U.S. Patent No. 5,799,273 owned by Allvoice Developments US, LLC) are unpatentable.  AVRS is evaluating its options regarding this decision.

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

At March 31, 2012, we had current assets of $144,380, and current liabilities of $219,217, as compared to $390,733 current assets and $551,950 in current liabilities at March 31, 2011. Our decrease in current assets is attributable to our payments of Accounts Payable. Our decrease in current liabilities primarily is due to the decreased professional fees incurred in connection with the interference proceedings in the USPTO.

We had a net loss of $117,431 and $150,238 for the three months ended March 31, 2012 and 2011 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the three months ended March 31, 2012 in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the three months ended March 31, 2012, we used $171,587 of cash in operating activities and $5,438 of cash in investing activities, and we received $308,000 of cash in connection with transactions involving our common stock. As a result, for the three months ended March 31, 2012, we recognized a $130,975 net increase in cash on hand. For the three months ended March 31, 2011, $168,604 cash was used in operating activities , $3,910 cash in investing activities, and we received $362,000 of cash from the sale of our common stock and repaid $57,313 on a promissory note form a shareholder, resulting in a $132,173 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, and lack of assurance of additional financing, the audit report on our financial statements at December 31, 2011 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We incurred substantial legal fees and costs in connection with the interference proceeding with Allvoice, which may continue.  The recent decision of the BPAI was adverse to us, and there is no assurance of a positive outcome.  The associated costs and fees may ultimately not be recoverable.  In carrying out our business strategy, we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

U.S. Patent #7,949,534 and U.S. Patent #8,131,557 are continuations of U.S. Patent #7,558,730.   We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2012 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in Note 9 to the Financial Statements in Part I of this 10-Q Report, the Company has been involved in a material interference proceeding conducted by the USPTO.  On April 27, 2012, a panel of the Board of Patent Appeals and Interferences ("BPAI") entered a judgment that all of the claims in Application No. 09/351,542 (i.e., the application that is involved in Interference No. 105,746 with  U.S. Patent No. 5,799,273 owned by Allvoice Developments US, LLC) are unpatentable.  AVRS is evaluating its options regarding this decision.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURIES AND USE OF PROCEEDS

The Company issued 7,040,000 shares of restricted common stock during the three months ended March 31, 2012.  Proceeds were used for operating expenses and accounts payable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated May 10, 2012	By:	/s/Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 10, 2012	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)