Form 10-Q
period 2012-06-30
Advanced Voice Recognition Systems, Inc
filed 2012-08-10
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐       No ☒

As of August 1, 2012, 199,682,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

ii

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$33,003	$13,405

Total Current Assets	33,003	13,405

Fixed Assets (Note 2)
Computer software and equipment, net	4,998	1,982
Total Fixed Assets	4,998	1,982

Intangible Assets
Patent, net (Note 3)	61,582	61,274
Deferred costs	18,494	21,826
Total Intangible Assets	80,076	83,100
Total Assets	$118,077	$98,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$212,115	$239,821
Accrued payroll	7,833	30,432
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	225,748	276,053

Stockholders' Deficit (Note 1)
Common stock, $0.001 par value; 547,500,000 shares authorized
199,682,865 and 192,642,865, issued and outstanding respectively	$199,683	$192,643
Additional paid-in capital	7,259,700	6,958,740
Deficit accumulated during development stage	(7,567,054)	(7,328,949)
Total Stockholders' Deficit	(107,671)	(177,566)
Total Liabilities and Stockholders' Deficit	$118,077	$98,487

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)

									MARCH 15, 1994
									(INCEPTION)
	FOR THE THREE MONTHS ENDED				FOR THE SIX MONTHS ENDED				THROUGH
	JUNE 30,				JUNE 30,				JUNE 30,
	2012		2011		2012		2011		2012
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Sales	$—		$—		—		$—		$1,241,924
Cost of goods sold	—		—		—		—		379,378
Gross profit	—		—		—		—		862,546

Operating expenses:
Research and development	—		—		—		—		1,189,531
Contributed services (Note 4)	—		15,384		—		61,536		2,317,982
General and administrative:
Compensation	69,165		43,578		135,523		61,110		923,587
Stock Based Compensation	—		—		—		—		150,500
Professional fees	40,728		47,156		81,570		119,875		1,515,895
Office	5,581		4,485		11,959		9,365		308,420
Rent	—		—		—		—		157,356
Travel	2,268		491		3,042		5,548		157,886
Advertising	—		—		—		—		81,090
Bad debt expense	—		—		—		—		67,217
Other	2,932		3,641		6,011		6,639		415,620
Impairment of Deferred Costs	—		—		—		—		1,068,860
Total operating expenses	120,674		114,735		238,105		264,073		8,353,944

Loss from operations	(120,674)		(114,735)		(238,105)		(264,073)		(7,491,398)

Other income and (expense):
Investment Income	—		—		—		—		5,062
Interest expense	—		(314)		—		(1,214)		(67,215)
Loss on sale of assets	—		—		—		—		(13,503)
Net other expense	—		(314)		—		(1,214)		(75,656)

Loss before income taxes	(120,674)		(115,049)		(238,105)		(265,287)		(7,567,054)

Provision for income taxes (Note 5)	—		—		—		—		—

Net Loss	$(120,674)		$(115,049)		(238,105)		$(265,287)		$(7,567,054)

Basic and diluted loss per common share	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)	*

Weighted average number of common shares outstanding – basic and diluted	199,682,865		192,271,986		198,650,338		189,928,777

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2011 (audited)	192,642,865	$192,643	$6,958,740	$(7,328,949)	$(177,566)

January 10, 2012 5,000,000 shares of common stock issued under stock purchase agreement @ $0.04 per share	5,000,000	5,000	195,000	-	200,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)	-	-	6,000	-	6,000

January 25, 2012 2,040,000 shares of common stock issued under stock purchase agreement @ $0.05 per share	2,040,000	2,040	99,960	-	102,000

Net loss for the period	-	-	-	(238,105)	(238,105)
Balance at June 30, 2012 (unaudited)	199,682,865	$199,683	$7,259,700	$(7,567,054)	$(107,671)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)
			MARCH 15, 1994
			(INCEPTION)
	FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from (used in) Operating Activities:
Net loss	$(238,105)	$(265,287)	$(7,567,054)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	5,446	5,524	74,074
Contributed services	—	61,536	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	—	495	495
Stock-based compensation expense	—	—	150,500
Changes in operating assets:
Prepaid Expenses	—	—	—
Changes in operating liabilities:
Accounts payable	(50,305)	(127,242)	219,948
Accrued interest related party	—	(1,269)	—
Net cash used in operating activities	(282,964)	(326,243)	(4,770,008)

Cash Flows from (used in) Investing Activities:
Purchases of computer equipment and software	(3,678)	(2,200)	(11,168)
Payments for patents	(5,092)	(3,365)	(129,981)
Refund(payments for) deferred costs	3,332	(23,824)	(18,494)
Net cash used in investing activities	(5,438)	(29,389)	(159,643)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	308,000	512,000	4,990,901
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	(109,313)	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	308,000	402,687	4,962,654

Net change in cash	19,598	47,055	33,003

Cash at beginning of period	13,405	128,560	—

CASH AT END OF PERIOD	$33,003	$175,615	$33,003

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$2,467	$25,816
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.     Nature of Operations

Company Overview

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

The Company is a development stage enterprise in accordance with Financial Accounting Standards Board’s Accounting Standards Codification  915 “Development Stage Entities”. The Company has been in the development stage since Inception (March 15, 1994).

Stock Exchange Agreement

On April 28, 2008, the Company entered into a Stock Exchange Agreement (“the Agreement”) with Samoyed Energy Corp., a Nevada corporation (“Samoyed”), which resulted in a reverse acquisition.  The Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140 million shares of Samoyed’s common stock.  On May 19, 2008 at the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

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

In connection with the Agreement, a shareholder of Samoyed holding an aggregate of 3.5 million shares of Samoyed’s common stock made payments totaling $565,651 since 2008 in lieu of tendering shares to the Company.  The Company received the final payment of $6,000 on February 15, 2012.

Stock Purchase Agreements

During the year ended December 31, 2010, the Company entered into Stock Purchase Agreements for the sale of its Common Stock.  Pursuant to these Agreements, the Company sold during 2010 and 2011 an aggregate of 22,867,857 shares for aggregate proceeds of $1,570,000.  All of these Agreements have been fulfilled or terminated.

During the year ended December 31, 2011, the Company entered into a Stock Purchase Agreement for the private sale of 4,375,000 restricted shares of its common stock for $350,000, full payment all of which was received in 2011.

During the six months ended June 30, 2012, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 7,040,000 shares of the common stock for aggregate proceeds of $302,000, full payment of which was received during the period.

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

Stock Based Compensation

During the period since inception the Company issued 700,000 restricted shares of the Company’s common stock for services rendered by outside consultants.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2012 and for the six months ended June 30, 2012 and 2011, and the period from March 15, 1994 (Inception) through June 30, 2012, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2012 and its operating results for the three and six months ended June 30, 2012 and 2011 and the period from March 15, 1994 (Inception) through June 30,, 2012, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily an indication of operating results to be expected for the year.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2011 and 2010, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2010, the Company received an aggregate of $ 1,420,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2011 the Company received $500,000 from the sale of shares in private offerings of its common stock. During the six months ended June 30, 2012 the Company received an aggregate of $302,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2012 of $33,003, and $13,405 cash at December 31, 2011.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2011.  Impairment recorded for each of the six months ended June 30, 2012 and 2011 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding before the Board of Patent Appeals and Interference (“BPAI”) in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose is to determine which party invented the technology first, and to award the patent to that party.  The Company has been a party to the patent interference proceedings since March 2010.  Due to the absence of a decision by the end of 2010, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  The expense in 2011 was $44,007, and the expense for the six months ended June 30, 2012 was $40,330.  On April 27, 2012, the BPAI entered a judgment that all of the claims in the application of AVRS are unpatentable.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  No decision on the Request for Rehearing has been received by AVRS.

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

Amortization at June 30, 2012 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

June 30, 2012
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$53,758	$9,489
7,558,730	58,277	14,076	44,201
7,949,534	3,365	391	2,974
8,131,557	5,092	174	4,918
	$129,981	$68,399	$61,582

Amortization expense totaled $4,784 and $4,532 for the six months ended June 30, 2012 and 2011, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2012	4,873
2013	9,743
2014	8,692
2015	5,527
2016	5,527
Thereafter	27,220
Total	$61,852

Fixed Assets

Assets disposed of during the nine months ended September 30, 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was recognized.  Depreciation expense totaled $662 and $992 for the six months ended June 30, 2012 and 2011 respectively.

PROPERTY PLANT AND EQUIPMENT

	June 30, 2012	June 30, 2011

Computer equipment	$6,628	$2,950
Computer software	3,640	3,640
	10,268	6,590
Less accumulated depreciation	(5,270)	(4,256)
Computer software and equipment, net	$4,998	$2,334

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2011 the Company’s officers and employees contributed management services and administrative services. The fair value of those services totaling $2,317,982 was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to Additional paid-in capital. AVRS currently pays salaries to its two employees.

Indebtedness to Related Parties

During the years from 2000 through 2011, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $5,800 at June 30, 2012 and December 31, 2011.

The Company’s President advanced the Company working capital of $225,544 which was converted into a promissory note in May 2008. On March 7, 2011 the Company repaid the note in full.

During 2009, the Company’s President advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of June 30, 2012, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2012.

INCOME TAXES

	December 31,
	2011	2010

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	-5.05%	-3.84%
Costs capitalized under Section 195	-28.95%	-30.16%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through June 30, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On June 30, 2012, the Company had cash balances at one FDIC insured financial institution of $33,003 in non-interest bearing accounts that were fully insured by the FDIC.

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

Note 9.     Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  Other than those set out above, there have been no subsequent events after June 30, 2012 for which disclosure is required.

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

At June 30, 2012, we had current assets of $33,003, and current liabilities of $225,748, as compared to $305,613 current assets and $438,679 in current liabilities at June 30, 2011. Our decrease in current assets is attributable to our payments of Accounts Payable. Our decrease in current liabilities primarily is due to the decreased professional fees incurred in connection with the interference proceedings in the USPTO.

We had a net loss of $238,105 and $447,515 for the six months ended June 30, 2012 and 2011 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the six months ended June 30, 2012 in connection with the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the six months ended June 30, 2012, we used $282,964 of cash in operating activities and $5,438 of cash in investing activities, and we received $308,000 of cash in connection with transactions involving our common stock. As a result, for the six months ended June 30, 2012, we recognized a $19,598 net increase in cash on hand. For the six months ended June 30, 2011, $326,243 cash was used in operating activities, $29,389 cash in investing activities, and we received $512,000 of cash from the sale of our common stock and repaid $109,313 on a promissory note from a shareholder, resulting in a $47,055 increase in cash on hand for the period.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2012 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed in Note 9 to the Financial Statements in Part I of this 10-Q Report, the Company has been involved in a material interference proceeding conducted by the USPTO.  On April 27, 2012, a panel of the Board of Patent Appeals and Interferences ("BPAI") entered a judgment that all of the claims in Application No. 09/351,542 (i.e., the application that is involved in Interference No. 105,746 with  U.S. Patent No. 5,799,273 owned by Allvoice Developments US, LLC) are unpatentable.  AVRS filed a request for rehearing on May 29, 2012. No decision on the request has been received by AVRS.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 7,040,000 shares of restricted common stock during the three months ended June 30, 2012.  Proceeds were used for operating expenses and accounts payable. These issuances are granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.  These issuances qualified for this exemption from registration because (i) the Investors are “accredited investors” as that term is defined in Regulation D promulgated under the Securities Act; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the Investors were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to persons with knowledge and experience in financial and business matters who are capable of evaluating the merits and risks of an investment in the Company; and (v) the Investors received “ restricted securities.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Changes in Registrants Certifying Accountant. (39)
10.37	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.38	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and Investors. (41)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer
31.2	Section 302 Certification - Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated August 8, 2012	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 8, 2012	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)