Form 10-K
period 2012-12-31
Advanced Voice Recognition Systems, Inc
filed 2013-03-05
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,047,134 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of March 1, 2013 was 204,282,865.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

EX 31.2

EX 32.1

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

We are a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.  We have increased our efforts to monetize our assets.  We are currently engaged in discussions with certain firms dedicated to assisting in the commercialization of intellectual assets.

Our principal assets are our patents.  We currently hold four issued patents.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing system for Speech Recognition” includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534 is an expansion of the coverage of AVRS’s second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Our fourth patent U.S. Patent #8,131,557 is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

We believe our main competitors are Microsoft, Nuance, Google Voice and Apple. We also will compete with several smaller niche suppliers. We intend to differentiate our solutions from those of our competitors by focusing on efficient correction using methods that will minimize the burden on the user as well as the efficiency and scalability of users having heterogeneous protocols.

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

AVRS Enterprise Solutions

AVRS patented technology is applicable to many main stream speech enabled applications ranging from traditional desktop applications to mobile and web-based solutions.  The technology reaches beyond simple speech recognition and transcription into many other applications thus enabling the exchange of spoken text transcription amongst numerous users on diverse system platforms, as well as enabling the transcribed text to be utilized by many interface applications.  The key is the recognition of and in many cases the transcription of spoken text in a myriad of applications to allow a seamless interface among users and /or systems having disparate protocols.  Recognition of dictated speech including spoken text and commands, over many platforms provides operations of systems having diverse requirements and capabilities.

AVRS patents cover both a method of implementation and a system whereby speech recognition and transcription can be operated upon and exchanged amongst users employing disparate legacy protocols through one or more transaction managers having a systems protocol.  An underlying key factor in all AVRS patented technology lies in its enabling capability whereby any legacy application protocol can be made compatible with speech recognition and transcription engines with or without modification of the application or the protocol upon which the initiating or the receiving application relies.

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

Our business model has been revised and we plan to collect royalty payments based on actual usage of the speech recognition software and related firmware in various applications.

Intellectual Property

Our primary assets are United States Patent #5,960,447, United States Patent #7,558,730, United States Patent #7,949,534 and United States Patent #8,131,557.  U.S. Patent #5,960,447 is for a word tagging and editing system for speech recognition filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 USC 154, the term for the above-referenced patent began on September 28, 1999 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expire on November 13, 2015.

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

On March 9, 2010 the United States Patent and Trademark Office (“USPTO”) declared an interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  The Interference Proceeding is a proceeding conducted by the USPTO in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose of the USPTO is to determine which party invented the technology first, and to award the patent to that party.  On January 13, 2011 the Board of Patent Appeals and Interferences (“BPAI”) heard oral arguments in the Interference Proceeding.  On April 27, 2012, the BPAI denied the Company’s motions.  On May 28, 2012 the Company filed a request for rehearing in the BPAI.  On December 19, 2012 the BPAI denied the Company’s request for rehearing.  Further options included filing an appeal to the Court of Appeals or filing a civil suit. The Company decided that further litigation would be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Research and Development

During fiscal years 2012 and 2011, we did not incur any expense for research and development activities.

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

Diana Jakowchuk

Secretary, Treasurer, Principal Accounting Officer

AVRS, Inc.

7659 E. Wood Drive

Scottsdale, AZ 85260

Our website is located at www.avrsys.comC:\AVRS Documents\10K requirements 12-31-2011\10K Doc\www.avrsys.com. Information contained on our website is not a part of, and is not incorporated into this Annual Report on Form 10-K.  The Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports and other information that we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website.  We make these documents available as soon as reasonably practicable after we file them with or furnish them to the SEC.  You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.com that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary, Treasurer and Principal Accounting Officer.

Item 3. Legal Proceedings.

On March 9, 2010 the USPTO declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  The Company retained a law firm for representation in the interference.  Oral arguments before a three member panel of judges occurred on January 13, 2011.  On April 27, 2012, the BPAI denied the Company’s motions.  On May 28, 2012 the Company filed a request for rehearing in the BPAI.  On December 19, 2012 the BPAI denied the Company’s request for rehearing.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2012 and 2011. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2012	0.03	0.03
Three Months Ended September 30, 2012	0.04	0.03
Three Months Ended June 30, 2012	0.05	0.05
Three Months Ended March 31, 2012	0.10	0.10
Three Months Ended December 31, 2011	0.07	0.04
Three Months Ended September 30, 2011	0.07	0.07
Three Months Ended June 30, 2011	0.09	0.09
Three Months Ended March 31, 2011	0.08	0.08

Holders

As of December 31, 2012, we have approximately 61 holders of record of our common stock and 204,282,865 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67thPlace, Scottsdale, AZ 85251.

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

At December 31, 2012, we had current assets of $76,520, and current liabilities of $215,523, as compared to $13,405 current assets and $276,053 in current liabilities at December 31, 2011. Our increase in current assets is primarily attributable to sales of shares of our Common Stock. Our decrease in current liabilities primarily is due to the decreased professional fees incurred in connection with the interference proceedings in the USPTO.

We had a net loss of $419,900 for the year ended December 31, 2012, as compared to a net loss of $414,330 for the year ended December 31, 2011. The increase in net loss is primarily attributable to the increase in legal and accounting fees during the course of the year ended December 31, 2012.

Liquidity and Capital Resources

During the year ended December 31, 2012, we used $469,447 of cash in operating activities and $5,438 of cash in investing activities, as we received $538,000 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2012, we recognized a $63,115 net increase in cash on hand. For the year ended December 31, 2011, we used $494,950 of cash in operating activities and $25,780 of cash in investing activities, and received net cash of $405,575 provided by financing activities, resulting in a $115,155 decrease in cash on hand for the year.

During the years ended December 31, 2012 and 2011, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

We entered into Stock Purchase Agreements for the sale of our common stock in 2010 pursuant to which we received $420,000 in 2010 and $150,000 in proceeds.

We entered into a Stock Purchase Agreement dated March 9, 2011 with one person who agreed to purchase 4,375,000 restricted shares of the common stock of AVRS for $350,000.  Payment was made in full on March 10, 2011.

During the twelve months ended December 31, 2012, we entered into Stock Purchase Agreements for the private sale to four persons or entities of an aggregate of 11,640,000 shares of the common stock for aggregate proceeds of $532,000.  All of the proceeds were paid during the 12 months ended December 31, 2012.

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

We have increased our efforts to monetize our assets.  We are currently engaged in discussion with certain firms dedicated to assisting in the commercialization of intellectual assets.

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

U.S. Patent #8,131,557 is an expansion of AVRS’s second and third patent.  Costs totaling $5,092 have been capitalized and amortization began in the first quarter 2012.

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

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Voice Recognition Systems:

We have audited the accompanying balance sheets of Advanced Voice Recognition Systems (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
March 5, 2012

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS

Current Assets
Cash	$76,520	$13,405
Prepaid Expenses (Note 7)	—	—
Total Current Assets	76,520	13,405

Fixed Assets (Note 2)
Computer software and equipment, net	4,333	1,982
Total Fixed Assets	4,333	1,982

Intangible Assets
Patent, net (Note 3)	56,709	61,274
Deferred costs	18,495	21,826
Total Intangible Assets	75,204	83,100
Total Assets	$156,057	$98,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$209,702	$239,821
Payroll	21	30,432
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	215,523	276,053

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
204,282,865 and 192,642,865, issued and outstanding respectively	$204,283	$192,643
Additional paid-in capital	7,485,100	6,958,740
Deficit accumulated during development stage	(7,748,849)	(7,328,949)
Total Stockholders' Deficit	(59,466)	(177,566)
Total Liabilities and Stockholders' Deficit	$156,057	$98,487

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2012	2011	2012

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit		—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	—	61,536	2,317,982
General and administrative:
Compensation	268,610	176,891	1,056,674
Stock Based Compensation	—	—	150,500
Professional fees	116,989	138,939	1,551,314
Office	19,212	17,174	315,672
Rent	—	—	157,356
Travel	3,336	6,667	158,181
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	11,753	11,877	421,362
Impairment of Deferred Costs	—	—	1,068,860
Total operating expenses	419,900	413,084	8,535,739

Loss from operations	(419,900)	(413,084)	(7,673,193)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	—	(1,246)	(67,215)
Loss on sale of assets	—	—	(13,503)
Net other expense	—	(1,246)	(75,656)

Loss before income taxes	(419,900)	(414,330)	(7,748,849)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(419,900)	$(414,330)	$(7,748,849)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	200,442,427	191,296,975

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

						Deficit
						Accumulated
	NCC, LLC			Additional		During
	Membership	Common Stock		Paid-in		Development	Deferred
	Interests	Shares	Amount	Capital		Stage	Compensation	Total

Balance at March 15, 1994 (inception)		$750	$1,000	$-		$-	$-	$1,000

Net Loss	-	-	-	-		(3,976)	-	(3,976)
Balance at December 31, 1994	-	750	1,000	-		(3,976)		(2,976)

Net Loss	-	-	-	-		(38,516)	-	(38,516)
Balance at December 31, 1995	-	750	1,000	-		(42,492)		(41,492)

Net Loss	-	-	-	-		(144,843)	-	(144,843)
Balance at December 31, 1996	-	750	1,000	-		(187,335)		(186,335)

Net Loss	-	-	-	-		(3,291)	-	(3,291)
Balance at December 31, 1997	-	750	1,000	-		(190,626)		(189,626)

Net Loss	-	-	-	-		(537,561)	-	(537,561)
Balance at December 31, 1998	-	750	1,000	-		(728,187)		(727,187)

Net Loss	-	-	`	-		(512,491)	-	(512,491)
Balance at December 31, 1999	-	750	1,000	-		(1,240,678)		(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432		-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests.	1,336,432	(750)	(1,000)	(1,335,432)
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-		-	-	487,500
Contributed services (Note 4)	520,000	-	-	-		-	-	520,000
Net Loss	-	-	-	-		(1,125,348)	-	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-		(2,366,026)	-	(22,094)

Contributed services (Note 4)	720,500	-	-	-		-	-	720,500
Net Loss	-	-	-	-		(990,765)	-	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-		(3,356,791)		(292,359)

Various dates, payment of expenses by member	257	-	-	-		-	-	257
Contributed services (Note 4)	50,767	-	-	-		-	-	50,767
Net Loss	-	-	-	-		(191,542)	-	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-		(3,548,333)		(432,877)

Various dates, payment of expenses by member	600	-	-	-		-	-	600
Contributed services (Note 4)	18,749	-	-	-		-	-	18,749
Net Loss	-	-	-	-		(19,349)	-	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-		(3,567,682)		(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-		-	-	378,462
Contributed services (Note 4)	58,651	-	-	-		-	-	58,651
Net Loss	-	-	-	-		(58,651)	-	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-		(3,626,333)	-	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC membership interests and subsequent merger with Samoyed Energy Corp (Note 1)	(3,571,918)	93,333,333	93,333	3,478,585		-	-	-
December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)			-
Contributed services (Note 4)	-	-	-	158,648		-	-	158,648
Net Loss	-	-	-	-		(241,957)	-	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566		(3,868,290)		(137,724)

Contributed services (Note 4)	-	-	-	70,189		-	-	70,189
Net Loss	-	-	-	-		(106,867)	-	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755		(3,975,157)		(174,402)

Contributed services (Note 4)	-	-	-	83,652		-	-	83,652
Net Loss	-	-	-	-		(122,688)	-	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407		(4,097,845)		(213,438)

April 28, 2008, Stock issued in recapitalization with Samoyed (Note 1)	-	24,700,008	24,700	(24,700)		-	-	-
Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	331,000		-	-	331,000
Contributed services (Note 4)	-	-	-	121,077		-	-	121,077
Net Loss	-	-	-	-		(431,022)	-	(431,022)
Balance at December 31, 2008	-	164,700,008	164,700	4,171,784		(4,528,867)	-	(192,383)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	52,430		-	-	52,430
March 18, 2009, 350,000 shares of common stock issued for future services and stock based compensation (Note 1)		350,000	350	87,150		-	(81,181)	6,319
Contributed services (Note 4)	-	-	-	238,837		-	-	238,837
Stock Based Compensation (Note 1)	-	-	-	-			81,181	81,181
December 8, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	62,650		-	(63,000)	-
Net Loss	-	-	-	-		(480,390)	-	(480,390)
Balance at December 31, 2009	$-	165,400,008	$165,400	$4,612,851		$(5,009,257)	$(63,000)	$(294,006)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	153,332		-	-	153,332
March 11,02010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000		-	-	100,000
March 15, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
Stock Based Compensation	-	-	-			-	63,000	63,000
April 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
May 5, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
May 17, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
May 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
July 9, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000		-	-	100,000
July 26, 2010 600,000 shares of common stock issued for stock purchase agreement	-	600,000	600	49,400		-	-	50,000
August 28, 2010 1,250,000 shares of common stock issued for stock purchase agreement	-	1,250,000	1,250	98,750		-	-	100,000
September 2, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
September 3, 2010 625,000 shares of common stock issued for stock purchase agreement	-	625,000	625	49,375		-	-	50,000
September 24, 2010 375,000 shares of common stock issued for stock purchase agreement	-	375,000	375	29,625		-	-	30,000
October 19, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
October 20, 2010 2,142,857 shares of common stock issued for stock purchase agreement	-	2,142,857	2,143	147,857		-	-	150,000
October 27, 2010 5,250,000 shares of common stock issued for stock purchase agreement	-	5,250,000	5,250	414,750		-	-	420,000
November 4, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	158,000		-	-	160,000
Contributed services (Note 4)	-	-	-	215,376		-	-	215,376
Net Loss						(1,905,362)		(1,905,362)
Balance at December 31, 2010		$186,392,865	$186,393	$6,380,566		$(6,914,619)	$-	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement		4,375,000	4,375	345,625	#			350,000
Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)				22,888				22,888
April 19, 2011 1,875,000 shares of common stock issued for stock purchase agreement		1,875,000	1,875	148,125				150,000
Contributed services (Note 4)				61,536				61,536
Net Loss						(414,330)		(414,330)
Balance at December 31, 2011		$192,642,865	$192,643	$6,958,740		$(7,328,949)	$-	$(177,566)

January 10, 2012 5,000,000 shares of common stock issued for stock purchase agreement		5,000,000	5,000	195,000				200,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)				6,000				6,000

January 25, 2012 2,040,000 shares of common stock issued for stock purchase agreement		2,040,000	2,040	99,960				102,000

August 17, 2012 2,000,000 shares of common stock issued for stock purchase agreement		2,000,000	2,000	98,000				100,000

November 21, 2012 200,000 shares of common stock issued for stock purchase agreement		200,000	200	9,800				10,000

November 23, 2012 2,400,000 shares of common stock issued for stock purchase agreement		2,400,000	2,400	117,600				120,000
Net Loss						(419,900)		(419,900)
Balance at December 31, 2012		$204,282,865	$204,283	$7,485,100		$(419,900)	$-	$(59,466)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

				MARCH 15, 1994
				(INCEPTION)
		FOR THE YEARS ENDED		THROUGH
		DECEMBER 31,		DECEMBER 31,
		2012	2011	2012

Cash Flows from Operating Activities:
Net loss		$(419,900)	$(414,330)	$(7,748,849)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation		10,983	10,487	79,611
Contributed services		—	61,536	2,317,982
Expenses paid in exchange for shareholder debt		—	—	34,047
Disposal of fixed asset loss		—	495	495
Stock-based compensation expense		—	—	150,500
Changes in operating assets:
Prepaid Expenses		—	130,000	—
Changes in operating liabilities:
Accounts payable		(60,530)	(281,555)	209,723
Accrued interest related party		—	(1,583)	—
Net cash used in operating activities		(469,447)	(494,950)	(4,956,491)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		(3,678)	(2,200)	(11,168)
Payments for patents		(5,092)	(3,365)	(129,981)
Payments for deferred costs		3,332	(20,215)	(18,494)
Net cash used in investing activities		(5,438)	(25,780)	(159,643)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		538,000	522,888	5,220,901
Payments on advances from shareholder		—	—	(34,047)
Payments on promissory note from shareholder		—	(117,313)	(305,544)
Proceeds from promissory notes and advances		—	—	311,344
Net cash provided by financing activities		538,000	405,575	5,192,654

Net change in cash		63,115	(115,155)	76,520

Cash at beginning of period		13,405	128,560	—

CASH AT END OF PERIOD		$76,520	$13,405	$76,520

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$—	$2,813	$25,816
Income taxes	$		$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2011, the Company entered into a Stock Purchase Agreement for the private sale of 4,375,000 restricted shares of its common stock for $350,000, all of which was received in 2011.

During the year ended December 31, 2012, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 11,640,000 shares of the common stock for aggregate proceeds of $532,000, all of which was received in 2012.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s president has loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.  During the twelve months ended December 31, 2011 the Company received an aggregate of $500,000 from the sale of shares in private offerings of its common stock. During the twelve months ended December 31, 2012, the Company received an aggregate of $ 532,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2012 of $76,520, and $13,405 cash at December 31, 2011.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2012.  Impairment recorded for each of the years ending 2012 and 2011 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

On March 9, 2010 the United States Patent and Trademark Office (“USPTO”) declared an interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party. On April 27, 2012, the BPAI denied the Company’s motions.  On May 28, 2012 the Company filed a request for rehearing in the BPAI.  On December 19, 2012 the BPAI denied the Company’s request for rehearing.

Recent Accounting Pronouncements

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Interference is a proceeding before the Board of Patent Appeals and Interference (“BPAI”) in instances where two or more parties claim patent rights to the same technology. The U.S. patent system awards patents to the first party to invent a particular technology.  In an interference, the primary purpose is to determine which party invented the technology first, and to award the patent to that party.  The Company has been a party to the patent interference proceedings since March 2010.  Due to the absence of a decision by the end of 2010, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  The expense in 2012 and 2011 was $40,649 and $44,007 respectively.  On April 27, 2012, the BPAI entered a judgment denying the Company’s motions.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  On December 19, 2012 the BPAI entered a judgment denying the request for rehearing.  Further options included filing an appeal to the Court of Appeals or filing a civil suit. The Company decided that further litigation would be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

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

Amortization at December 31, 2012 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

December 31, 2012
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$55,866	$7,381
7,558,730	58,277	16,422	41,855
7,949,534	3,365	548	2,817
8,131,557	5,092	436	4,656
	$129,981	$73,272	$56,709

Amortization expense totaled $9,657 and $9,143 for the years ending December 31, 2012 and 2011, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2013	9,743
2014	8,692
2015	5,527
2016	5,527
2017	5,527
Thereafter	21,693
Total	$56,709

Fixed Assets

Assets disposed of during 2011 include a laptop costing $900 and having accumulated depreciation of $405.  A loss of $495 was taken.  The laptop was scrapped. Depreciation expense totaled $1,326 and $1,344, respectively, for the years ended December 31, 2012 and 2011 respectively.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2012	December 31, 2011

Computer equipment	$6,627	$2,950
Computer software	3,640	3,640
	10,267	6,590
Less accumulated depreciation	(5,934)	(4,608)
Computer software and equipment, net	$4,333	$1,982

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2012 the Company’s officers and employees contributed management services and administrative services. The fair value of those services totaling $2,317,982 was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital. AVRS currently pays salaries to its two employees.

Indebtedness to Related Parties

During the years from 2000 through 2012, certain officers advanced the Company working capital to maintain the Company’s operations. The majority of the indebtedness was owed to the Company’s president and was paid in full at December 31, 2011. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of December 31, 2011 the Company repaid the note in full.   As of December 31, 2012 and 2011, the Company owed the officers $5,800.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.   Interest expense related to the notes totaled $1,230 and was paid in 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2012	2011
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-.45%	-5.05%
NOL’s	-33.55%	-28.95%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2012, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2012.

Note 6.    Concentration of Risk

Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On December 31, 2012, the Company had cash balances at one FDIC insured financial institution of $76,520 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

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

Note 8.     Subsequent Events

On March 9, 2010 the USPTO declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party. On April 27, 2012, the BPAI entered a judgment denying the Company’s motions.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  On December 19, 2012 the BPAI entered a judgment denying the request for rehearing. The Company decided that further litigation would be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Note 9.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2012, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2012 and 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012.  We have identified, as of December 31, 2012, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2012 and 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	57	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	80	December 2007	Chairman of the Board, Director

Diane Jakowchuk	59	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2012; all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2012	195,000	0	0	0	0	0	0	195,000
President, CEO, CFO Director (1)	2011	78,000	0	0	0	0	0	0	78,000

Diane Jakowchuk,	2012	83,417	0	0	0	0	0	0	83,417
Principal Accounting Officer(2)	2011	67,000	0	0	0	0	0	0	67,000

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

1 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 2012 for his service as one of our Directors or as a Director of AVRS.

2 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2012 for his service as one of our Directors or as a Director of AVRS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of February 15, 2012, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on March 1, 2013 was 204,282,865.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	24.34%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.93%

All directors and executive officers as a group (three persons)	55,269,520		27.06%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		21.80%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.83%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		6.70%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		6.70%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2012 and December 31, 2011.

Services	2012	2011

Audit Fees	$15,930	$10,160
Audit Related Services	9,382	2,363
Tax Fees	-	-
Total Fees	$23,312	$12,523

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Changes in Registrants Certifying Accountant. (39)
10.37	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.38	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (41)
10.39	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (42)
10.40	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (43)
10.41	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(39)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2011

(40)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012

(41)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 30, 2012

(42)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 21, 2012

(43)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 26, 2012

(44)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th of March, 2013.

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

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March _5_, 2013
/s/ Diane Jakowchuk
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March _5_, 2013
/s/Donald Getty
Donald Getty	Director	March _5_, 2013