Form 10-Q
period 2013-03-31
Advanced Voice Recognition Systems, Inc
filed 2013-05-01
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐       No ☒

As of May 1, 2013, 204,282,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS

Current Assets
Cash	$19,252	$76,520
Total Current Assets	19,252	76,520

Fixed Assets (Note 2)
Computer software and equipment, net	4,002	4,333
Total Fixed Assets	4,002	4,333

Intangible Assets
Patent, net (Note 3)	54,273	56,709
Deferred costs	26,541	18,495
Total Intangible Assets	80,814	75,204
Total Assets	$104,068	$156,057

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$221,702	$209,702
Payroll	29,104	21
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	256,606	215,523

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
204,282,865, issued and outstanding respectively	$204,283	$204,283
Additional paid-in capital	7,485,100	7,485,100
Deficit accumulated during development stage	(7,841,921)	(7,748,849)
Total Stockholders' Deficit	(152,538)	(59,466)
Total Liabilities and Stockholders' Deficit	$104,068	$156,057

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2013	2012	2013

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit		—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	—	—	2,317,982
General and administrative:
Compensation	69,600	66,358	1,126,274
Stock Based Compensation	—	—	150,500
Professional fees	16,419	40,842	1,567,733
Office	4,026	6,378	319,698
Rent	—	—	157,356
Travel	—	774	158,181
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	3,027	3,079	424,389
Impairment of Deferred Costs	—	—	1,068,860
Total operating expenses	93,072	117,431	8,628,811

Loss from operations	(93,072)	(117,431)	(7,766,265)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	—	—	(67,215)
Loss on sale of assets	—	—	(13,503)
Net other expense	—	—	(75,656)

Loss before income taxes	(93,072)	(117,431)	(7,841,921)

Provision for income taxes (Note 5)	—	—	—

Net Loss	$(93,072)	$(117,431)	$(7,841,921)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	204,282,865	198,650,338

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2012	204,282,865	$204,283	$7,485,100	$(7,748,849)	$(59,466)

Net Loss	-	-	-	(93,072)	(93,072)

Balance at March 31, 2013	204,282,865	$204,283	$7,485,100	$(7,841,921)	$(152,538)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

				MARCH 15, 1994
				(INCEPTION)
		FOR THE THREE MONTHS ENDED		THROUGH
		MARCH 31,		MARCH 31,
		2013	2012	2013

Cash Flows from Operating Activities:
Net loss		$(93,072)	$(117,431)	$(7,841,921)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation		2,767	2,679	82,378
Contributed services		—	—	2,317,982
Expenses paid in exchange for shareholder debt		—	—	34,047
Disposal of fixed asset loss		—	—	495
Stock-based compensation expense		—	—	150,500
Changes in operating assets:
Prepaid Expenses		—	—	—
Changes in operating liabilities:
Accounts payable		41,083	(56,835)	250,806
Accrued interest related party		—	—	—
Net cash used in operating activities		(49,222)	(171,587)	(5,005,713)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		—	(3,678)	(11,168)
Payments for patents		—	(5,092)	(129,981)
Payments for deferred costs		(8,046)	3,332	(26,540)
Net cash used in investing activities		(8,046)	(5,438)	(167,689)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		—	308,000	5,220,901
Payments on advances from shareholder		—	—	(34,047)
Payments on promissory note from shareholder		—	—	(305,544)
Proceeds from promissory notes and advances		—	—	311,344
Net cash provided by financing activities		—	308,000	5,192,654

Net change in cash		(57,268)	130,975	19,252

Cash at beginning of period		76,520	13,405	—

CASH AT END OF PERIOD		$19,252	$144,380	$19,252

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$—	$—	$25,816
Income taxes	$		$—	$—

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

Stock Purchase Agreements

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2013 and for the three months ended March 31, 2013 and 2012, and the period from March 15, 1994 (Inception) through March 31, 2013, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2013 and its operating results for the three months ended March 31, 2013 and 2012 and the period from March 15, 1994 (Inception) through March 31, 2013, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily an indication of operating results to be expected for the year ending December 31, 2013.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2011, the Company received an aggregate of $500,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2012 the Company received an aggregate of $532,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2013 of $19,252, and $76,520 cash at December 31, 2012.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2012.  Impairment recorded for each of the three months ended March 31, 2013 and 2012 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 8). There have been no subsequent events after March 31, 2013 for which disclosure is required.

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

On March 9, 2010 the United States Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Due to the absence of a decision by the end of 2010, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  On April 27, 2012, the BPAI entered a judgment denying the Company’s motions.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  On December 19, 2012 the BPAI entered a judgment denying the request for rehearing.  The Company decided not to appeal as additional litigation would be costly and time-consuming and would divert the attention of management and key personnel from business operations.

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

On March 28, 2013 the USPTO issued a Notice of Allowance for the continuation-in-part application filed on May 24, 2011 entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”.  The patent is expected to issue in 2013 and all deferred costs associated with that application will be capitalized and amortization will commence in the period.

Amortization at March 31, 2013 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

March 31, 2013
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$56,920	$6,327
7,558,730	58,277	17,595	40,682
7,949,534	3,365	626	2,739
8,131,557	5,092	567	4,525
	$129,981	$75,708	$54,273

Amortization expense totaled $2,436 and $2,348 for the three months ended March 31, 2013 and 2012, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2013	7,307
2014	8,692
2015	5,527
2016	5,527
2017	5,527
Thereafter	21,693
Total	$54,273

Fixed Assets

Depreciation expense totaled $331 for the three months ended March 31, 2013 and 2012 respectively.

PROPERTY PLANT AND EQUIPMENT

	March 31, 2013	December 31, 2012

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(6,265)	(5,934)
Computer softwareand equipment, net	$4,002	$4,333

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

Indebtedness to Related Parties

During the years from 2000 through 2012, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $5,800 at March 31, 2013 and December 31, 2012.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of March 31, 2013, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2013.

INCOME TAXES

	December 31,
	2012	2011

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-.45%	-5.05%
Costs capitalized under Section 195	-33.55%	-28.95%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On March 31, 2013, the Company had cash balances at one FDIC insured financial institution of $19,252 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8.     Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  There have been no subsequent events after March 31, 2013 for which disclosure is required.

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

Overview

We are a software development company headquartered in Scottsdale, Arizona. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.  Our principal assets are our patents.  Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to support and defend our patents through infringement and interference proceedings, as appropriate. We are currently engaged in discussions with firms that could assist us in commercialization of our intellectual assets.

Results of Operations

We completed a stock exchange on May 19, 2008 and changed our business model. We have not generated any revenue since the stock exchange and do not have any cash generating product or licensing sales. We are a development stage enterprise that has incurred losses since Inception (March 15, 1994).

At March 31, 2013, we had current assets of $19,252, and current liabilities of $250,806, as compared to $144,380 current assets and $219,217 in current liabilities at March 31, 2012. Our decrease in current assets is attributable to the lack of revenue and proceeds from stock sales. Our increase in current liabilities primarily is due to accrued payroll.

We had a net loss of $93,072 and $117,431 for the three months ended March 31, 2013 and 2012 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the three months ended March 31, 2013 as a result of the end of the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the three months ended March 31, 2013, we used $49,222 of cash in operating activities and $8,046 of cash in investing activities, and we received $-0- cash from sales of our common stock. As a result, for the three months ended March 31, 2013, we recognized a $57,268 net decrease in cash on hand. For the three months ended March 31, 2012, $171,587 cash was used in operating activities, $5,438 cash in investing activities, and we received $308,000 of cash from the sale of our common stock, resulting in a $130,975increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2012 and 2011 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In carrying out our business strategy, we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities or other means, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

U.S. Patent #7,949,534 and U.S. Patent #8,131,557 are continuations of U.S. Patent #7,558,730.   On March 28, 2013 we received a notice of allowance for patent application 13/115,105 which will be issued in 2013.  We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2013 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.37	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (40)
10.38	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (41)
10.39	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (42)
10.40	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

Advanced Voice Recognition Systems, Inc.
Dated May 1, 2013	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 1, 2013	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)