Form 10-Q
period 2013-06-30
Advanced Voice Recognition Systems, Inc
filed 2013-08-13
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐       No ☒

As of June 30, 2013, 205,137,865 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited).	1

	Unaudited Statements of Operations for the three and six months ended June 30, 2013 and 2012 and from Inception (March 15, 1994) through June 30, 2013.	2

	Unaudited Statement of Stockholders’ Equity / (Deficit) for the six months ended June 30, 2013.	4

	Unaudited Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and from Inception (March 15, 1994) through June 30, 2013.	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

 PART II - OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		17

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$12,909	$76,520
Prepaid Expenses (Note 7)	—	—
Total Current Assets	12,909	76,520

Fixed Assets (Note 2)
Computer software and equipment, net	3,676	4,333
Total Fixed Assets	3,676	4,333

Intangible Assets
Patent, net (Note 3)	51,837	56,709
Deferred costs	27,063	18,495
Total Intangible Assets	78,900	75,204
Total Assets	$95,485	$156,057

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$229,752	$209,702
Payroll	89,350	21
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	324,902	215,523

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
205,137,865 and 204,282,865, issued and outstanding respectively	$205,138	$204,283
Additional paid-in capital	7,506,255	7,485,100
Deficit accumulated during development stage	(7,940,810)	(7,748,849)
Total Stockholders' Deficit	(229,417)	(59,466)
Total Liabilities and Stockholders' Deficit	$95,485	$156,057

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,		JUNE 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit	—	—	—	—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	—	—	—	—	2,317,982
General and administrative:
Compensation	69,165	69,165	138,766	135,523	1,195,439
Stock Based Compensation	—	—	—	—	150,500
Professional fees	23,349	40,728	39,768	81,570	1,591,083
Office	2,665	5,581	6,691	11,959	322,363
Rent	—	—	—	—	157,356
Travel	437	2,268	437	3,042	158,618
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	3,167	2,932	6,194	6,011	427,556
Impairment of Deferred Costs	—	—	—	—	1,068,860
Total operating expenses	98,783	120,674	191,856	238,105	8,727,595

Loss from operations	(98,783)	(120,674)	(191,856)	(238,105)	(7,865,049)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(105)	—	(105)	—	(67,320)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(105)	—	(105)	—	(75,761)

Loss before income taxes	(98,888)	(120,674)	(191,961)	(238,105)	(7,940,810)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(98,888)	$(120,674)	(191,961)	$(238,105)	$(7,940,810)

Basic and diluted loss per common share	$(0)	$(0)	(0)	$(0)

Weighted average number of common shares outstanding	204,538,309	199,682,865	204,410,587	198,650,338

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2012	204,282,865	$204,283	$7,485,100	$(7,748,849)	$(59,466)

May 24, 2013 400,000 shares of common stock issued for stock purchase agreement	400,000	400	11,600		12,000

June 13, 2013 455,000 shares of common stock issued for stock purchase agreement	455,000	455	9,555		10,010

Net Loss	-	-	-	(191,961)	(191,961)

Balance at June 30, 2013	205,137,865	$205,138	$7,506,255	$(7,940,810)	$(229,417)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(191,961)	$(238,105)	$(7,940,810)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	5,529	5,446	85,140
Contributed services	—	—	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	—	—	495
Stock-based compensation expense	—	—	150,500
Changes in operating assets:
Prepaid Expenses	—	—	—
Changes in operating liabilities:
Accounts payable	109,379	(50,305)	319,102
Accrued interest related party	—	—	—
Net cash used in operating activities	(77,053)	(282,964)	(5,033,544)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	(3,678)	(11,168)
Payments for patents	—	(5,092)	(129,981)
Payments for deferred costs	(8,568)	3,332	(27,062)
Net cash used in investing activities	(8,568)	(5,438)	(168,211)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	22,010	308,000	5,242,911
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	—	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	22,010	308,000	5,214,664

Net change in cash	(63,611)	19,598	12,909

Cash at beginning of period	76,520	13,405	—

CASH AT END OF PERIOD	$12,909	$33,003	$12,909

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$105	$—	$25,921
Income taxes	$—	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2012, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 11,640,000 shares of the common stock for aggregate proceeds of $532,000, all of which was received in 2012. During the six months ended June 30, 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 855,000 shares of the common stock for aggregate proceeds of $22,010 full payment of which was received in the period.

Stock Based Compensation

During the period since Inception (March 15, 1994) the Company issued 700,000 restricted shares of the Company’s common stock for services rendered by outside consultants.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2013 and for the six months ended June 30, 2013 and 2012, and the period from March 15, 1994 (Inception) through June 30, 2013, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2013 and its operating results for the six months ended June 30, 2013 and 2012 and the period from March 15, 1994 (Inception) through June 30, 2013, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.  The results of operations for the six months ended June 30, 2013 are not necessarily an indication of operating results to be expected for the year ending December 31, 2013.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2011, the Company received an aggregate of $500,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2012 the Company received an aggregate of $532,000 from the sale of shares in private offerings of its common stock. During the six months ended June 30, 2013 the Company received an aggregate of $22,010 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2013 of $12,909, and $76,520 cash at December 31, 2012.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2012.  Impairment recorded for each of the six months ended June 30, 2013 and 2012 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 8). During July 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 1,055,555 shares of the common stock for aggregate proceeds of $20,000, all of which was received in July 2013.

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

On March 28, 2013 the USPTO issued a Notice of Allowance for the continuation-in-part application filed on May 24, 2011 entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”.  Upon issuance in July 2013 all deferred costs associated with that application will be capitalized and amortization will commence in the period.

On June 27, 2013 the Company filed two additional continuation applications with the USPTO entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”

Amortization at June 30, 2013 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

June 30, 2013
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$57,974	$5,273
7,558,730	58,277	18,768	39,509
7,949,534	3,365	704	2,661
8,131,557	5,092	698	4,394
	$129,981	$78,144	$51,837

Amortization expense totaled $4,872 and $4,784 for the six months ended June 30, 2013 and 2012, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2013	7,307
2014	8,692
2015	5,527
2016	5,527
2017	5,527
Thereafter	21,693
Total	$54,273

Fixed Assets

Depreciation expense totaled $657 and $661 for the six months ended June 30, 2013 and 2012 respectively.

PROPERTY PLANT AND EQUIPMENT

	June 30, 2013	December 31, 2012

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(6,591)	(5,934)
Computer softwareand equipment, net	$3,676	$4,333

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

Indebtedness to Related Parties

During the years from 2000 through 2012, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $5,800 at June 30, 2013 and December 31, 2012.  The Company also owed the officers aggregate of $89,350 at June 30, 2013 for accrued payroll

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of March 31, 2013, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2013.

INCOME TAXES

	December 31,
	2012	2011

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-.45%	-5.05%
Costs capitalized under Section 195	-33.55%	-28.95%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through June 30, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On June 30, 2013, the Company had cash balances at one FDIC insured financial institution of $12,909 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8.     Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  On July 30, 2013 the United States Patent and Trademark Office issued Patent No US 8,498,871 entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  All deferred costs associated with the application will commence in the period in which it was awarded.

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

At June 30, 2013, we had current assets of $12,909, and current liabilities of $324,902, as compared to $33,003 current assets and $225,748 in current liabilities at June 30, 2012. Our decrease in current assets is attributable to the lack of revenue and proceeds from stock sales. Our increase in current liabilities primarily is due to accrued payroll.

We had a net loss of $191,161 and $238,105 for the six months ended June 30, 2013 and 2012 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the six months ended June 30, 2013 as a result of the end of the interference proceedings in the USPTO.

Liquidity and Capital Resources

For the six months ended June 30, 2013, we used $77,053 of cash in operating activities and $8,568 of cash in investing activities, and we received $22,010 cash from sales of our common stock. As a result, for the six months ended June 30, 2013, we recognized a $63,611 net decrease in cash on hand. For the six months ended June 30, 2012, $282,964 cash was used in operating activities, $5,438 cash in investing activities, and we received $308,000 of cash from the sale of our common stock, resulting in a $19,598 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2013, we owed our officers an aggregate of $89,350 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2012 and 2011 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

U.S. Patent #7,949,534 and U.S. Patent #8,131,557 are continuations of U.S. Patent #7,558,730.   On March 28, 2013 we received a notice of allowance for patent application 13/115,105 which was issued on July 30, 2013.  We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2013 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Letter of Intent dated January 1, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(5)
10.2	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(6)
10.3	Extension of Letter of Intent dated March 28, 2008 between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(7)
10.4	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(8)
10.5	Promissory Note dated May 13, 2008 made by Advanced Voice Recognitions, Inc. to Walter Geldenhuys(9)
10.6	Form of Lock-Up Agreement(9)
10.7	Purchase Agreement dated September 24, 2008 between Advanced Voice Recognition Systems, Inc. and Lion Share Capital LLC(10)
10.8	Letter Agreement dated September 29, 2008 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(10)
10.9	Letter Agreement dated January 13, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee(11)
10.10	Letter Agreement dated March 18, 2009 between Advanced Voice Recognition Systems, Inc. and Equiti-trend Advisors, LLC (12)
10.11	Letter Agreement dated May 26, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (13)
10.12	Allonge to Promissory Note dated July 6, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (14)
10.13	Promissory Note dated October 9, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (16)
10.14	Second Allonge to Promissory Note dated November 13, 2009 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (17)
10.15	Letter Agreement dated November 18, 2009 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (18)
10.16	Letter Agreement dated December 9, 2009 between Advanced Voice Recognition Systems, Inc. and OTC Navigation (19)
10.17	Strict Foreclosure dated January 11, 2010 between Advanced Voice Recognition Systems, Inc and Lion Share Capital (20)
10.18	Purchase Agreement dated March 10, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (21)
10.19	Letter Agreement dated March 31, 2010 between Advanced Voice Recognition Systems, Inc. and Lambert Lavallee (22)
10.20	Second Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc and Walter Geldenhuys (23)
10.21	Third Allonge to Promissory Note dated April 9, 2010 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (24)
10.22	Purchase Agreement dated May 4, 2010 between Advanced Voice Recognition Systems, Inc. and Investors. (25)
10.23	Purchase Agreement dated July 26, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.24	Purchase Agreement dated August 28, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.25	Purchase Agreement dated September 2, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.26	Purchase Agreement dated September 3, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.27	Purchase Agreement dated September 24, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.28	Purchase Agreement dated October 19, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.29	Purchase Agreement dated October 20, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.30	Purchase Agreement dated October 27, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.31	Purchase Agreement dated November 4, 2010 between Advanced Voice Recognition Systems, Inc. and three Investors. (34)
10.32	Purchase Agreement dated December 22, 2010 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.33	Termination Agreement dated March 1, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.34	Purchase Agreement dated March 9, 2011 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.35	Second Allonge to Promissory Note dated June 6, 2011 between Advanced Voice Recognition Systems, Inc. and Walter Geldenhuys (38)
10.36	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.37	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (40)
10.38	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (41)
10.39	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (42)
10.40	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.41	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.42	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)

14.1	Code of Ethics(15)
21.1	Subsidiaries of the Registrant(15)
31.1	Section 302 Certification - Principal Executive Officer(20)
31.2	Section 302 Certification - Principal Financial Officer(20)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(40)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 30, 2012

(41)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 21, 2012

(42)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 26, 2012

(43)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 28, 2012

(44)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2013

(45)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 18, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated August 9, 2013	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 9, 2013	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)