Form 10-Q
period 2013-09-30
Advanced Voice Recognition Systems, Inc
filed 2013-11-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐       No ☒

As of October 31, 2013, 210,093,420 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited).	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and from Inception (March 15, 1994) through September 30, 2013.	2

	Unaudited Statement of Stockholders’ Equity / (Deficit) for the nine months ended September 30, 2013.	4

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and from Inception (March 15, 1994) through September 30, 2013.	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

 PART II - OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		17

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$15,016	$76,520
Prepaid Expenses (Note 7)	—	—
Total Current Assets	15,016	76,520

Fixed Assets (Note 2)
Computer software and equipment, net	3,382	4,333
Total Fixed Assets	3,382	4,333

Intangible Assets
Patent, net (Note 3)	70,093	56,709
Deferred costs	18,440	18,495
Total Intangible Assets	88,533	75,204
Total Assets	$106,931	$156,057

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$233,646	$209,702
Payroll	135,020	21
Indebtedness to related parties (Note 4)	5,800	5,800
Total Current Liabilities	374,466	215,523

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
207,893,420 and 204,282,865, issued and outstanding respectively	$207,893	$204,283
Additional paid-in capital	7,554,000	7,485,100
Deficit accumulated during development stage	(8,029,428)	(7,748,849)
Total Stockholders' Deficit	(267,535)	(59,466)
Total Liabilities and Stockholders' Deficit	$106,931	$156,057

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$—	$—	—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit	—	—	—	—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	—	—	—	—	2,317,982
General and administrative:
Compensation	69,165	66,691	207,931	202,214	1,264,604
Stock Based Compensation	—	—	—	—	150,500
Professional fees	12,041	17,842	51,808	99,412	1,603,124
Office	3,355	2,681	10,046	14,640	325,718
Rent	—	—	—	—	157,356
Travel	231	25	669	3,067	158,849
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	3,272	2,893	9,646	8,904	430,828
Impairment of Deferred Costs	—	—	—	—	1,068,860
Total operating expenses	88,064	90,132	280,100	328,237	8,815,659

Loss from operations	(88,064)	(90,132)	(280,100)	(328,237)	(7,953,113)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(554)	—	(659)	—	(67,874)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(554)	—	(659)	—	(76,315)

Loss before income taxes	(88,618)	(90,132)	(280,759)	(328,237)	(8,029,428)

Provision for income taxes (Note 5)	—	—	—	—	—

Net Loss	$(88,618)	$(90,132)	(280,759)	$(328,237)	$(8,029,428)

Basic and diluted loss per common share	$(0)	$(0)	(0)	$(0)

Weighted average number of common shares outstanding	206,382,309	200,661,126	205,067,828	199,668,412

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2012	204,282,865	$204,283	$7,485,100	$(7,748,849)	$(59,466)

May 24, 2013 400,000 shares of common stock issued for stock purchase agreement	400,000	400	11,600		12,000

June 13, 2013 455,000 shares of common stock issued for stock purchase agreement	455,000	455	9,555		10,010

July 18, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

July 29, 2013 555,555 shares of common stock issued for stock purchase agreement	555,555	555	9,445		10,000

August 21, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

September 3, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

September 20, 2013 700,000 shares of common stock issued for stock purchase agreement	700,000	700	9,800		10,500

Net Loss	-	-	-	(280,579)	(280,579)

Balance at June 30, 2013	207,893,420	$207,893	$7,554,000	$(8,029,428)	$(267,535)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

			MARCH 15, 1994
			(INCEPTION)
	FOR THE NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(280,579)	$(328,237)	$(8,029,428)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	8,681	8,214	88,292
Contributed services	—	—	2,317,982
Expenses paid in exchange for shareholder debt	—	—	34,047
Disposal of fixed asset loss	—	—	495
Stock-based compensation expense	—	—	150,500
Changes in operating assets:
Prepaid Expenses	—	—	—
Changes in operating liabilities:
Accounts payable	158,943	(53,568)	368,666
Accrued interest related party	—	—	—
Net cash used in operating activities	(112,955)	(373,591)	(5,069,446)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	(3,678)	(11,168)
Payments for patents	(21,113)	(5,092)	(151,094)
Payments for deferred costs	54	3,332	(18,440)
Net cash used in investing activities	(21,059)	(5,438)	(180,702)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	72,510	408,000	5,293,411
Payments on advances from shareholder	—	—	(34,047)
Payments on promissory note from shareholder	—	—	(305,544)
Proceeds from promissory notes and advances	—	—	311,344
Net cash provided by financing activities	72,510	408,000	5,265,164

Net change in cash	(61,504)	28,971	15,016

Cash at beginning of period	76,520	13,405	—

CASH AT END OF PERIOD	$15,016	$42,376	$15,016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$659	$—	$26,475
Income taxes	$—	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2012, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 11,640,000 shares of the common stock for aggregate proceeds of $532,000, all of which was received in 2012. During the nine months ended September 30, 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 3,610,555 shares of the common stock for aggregate proceeds of $72,510, full payment of which was received in the period.

Stock Based Compensation

During the period since Inception (March 15, 1994) the Company issued 700,000 restricted shares of the Company’s common stock for services rendered by outside consultants.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2013 and for the nine months ended September 30, 2013 and 2012, and the period from March 15, 1994 (Inception) through September 30, 2013, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2013 and its operating results for the nine months ended September 30, 2013 and 2012 and the period from March 15, 1994 (Inception) through September 30, 2013, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.  The results of operations for the nine months ended September 30, 2013 are not necessarily an indication of operating results to be expected for the year ending December 31, 2013.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2011, the Company received an aggregate of $500,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2012 the Company received an aggregate of $532,000 from the sale of shares in private offerings of its common stock. During the nine months ended September 30, 2013 the Company received an aggregate of $72,510 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2013 of $15,016, and $76,520 cash at December 31, 2012.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2012.  Impairment recorded for each of the nine months ended September 30, 2013 and 2012 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 8). During October 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 700,000 shares of the common stock for aggregate proceeds of $10,500, all of which was received in October 2013.

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

On July 7, 2009, Patent No.: US 7,558,730 titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 USC 154, the patent shall be for a term beginning on July 7, 2009 and ending 20 years from the application date of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2009 and the Company began amortization.

On March 9, 2010 the U.S. Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Due to the absence of a decision by the end of 2010, in the 4th quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  On April 27, 2012, the BPAI entered a judgment denying the Company’s motions.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  On December 19, 2012 the BPAI entered a judgment denying the request for rehearing.  The Company decided not to appeal as additional litigation would be costly and time-consuming and would divert the attention of management and key personnel from business operations.

On May 24, 2011 Patent No. US 7,949,534 was issued by the U.S. Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (US Patent No. #7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended June 30, 2011 and the Company began amortization.

On March 6, 2012 Patent No. US 8,131,557 was issued by the U.S. Patent and Trademark Office.  In accordance with 35 USC 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended March 31, 2012 and the Company began amortization.

On July 30, 2013 Patent No. US 8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S. Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2013 and the Company began amortization.

On June 27, 2013 the Company filed two additional continuation applications with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”

Amortization at September 30, 2013 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

September 30, 2013
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$59,028	$4,219
7,558,730	58,277	19,941	38,336
7,949,534	3,365	782	2,583
8,131,557	5,092	829	4,263
8,498,871	21,114	422	20,692
	$151,095	$81,002	$70,093

Amortization expense totaled $7,730 and $7,220 for the nine months ended September 30, 2013 and 2012, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2013	3,068
2014	11,224
2015	8,059
2016	8,059
2017	8,059
Thereafter	31,624
Total	$70,093

Fixed Assets

Depreciation expense totaled $951 and $1,197 for the nine months ended September 30, 2013 and 2012 respectively.

PROPERTY PLANT AND EQUIPMENT

	September 30, 2013	December 31, 2012

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(6,885)	(5,934)
Computer software and equipment, net	$3,382	$4,333

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

Indebtedness to Related Parties

During the years from 2000 through 2012, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $5,800 at September 30, 2013 and December 31, 2012.  The Company also owed the officers aggregate of $135,020 at September 30, 2013 for accrued payroll.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of September 30, 2013, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2013.

INCOME TAXES

	December 31,
	2012	2011

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-.45%	-5.05%
Costs capitalized under Section 195	-33.55%	-28.95%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On June 30, 2013, the Company had cash balances at one FDIC insured financial institution of $15,016 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8.     Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  During October 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 700,000 shares of its common stock for aggregate proceeds of $10,500, all of which was received in October 2013.

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

At September 30, 2013, we had current assets of $15,016, and current liabilities of $368,666, as compared to $42,376 current assets and $222,484 in current liabilities at September 30, 2012. Our decrease in current assets is attributable to the lack of revenue and proceeds from stock sales. Our increase in current liabilities primarily is due to accrued payroll.

We had a net loss of $280,759 and $328,237 for the nine months ended September 30, 2013 and 2012 respectively. In 2012 activities related to an interference proceeding before the Board of Patent Appeals and Interference of the U.S. Patent and Trademark Office were concluded.  As a result, professional fees decreased in 2013.  The decrease in professional fees resulted in a decrease in the net loss.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, we used $112,955 of cash in operating activities and $21,059 of cash in investing activities, and we received $72,510 cash from sales of our common stock. As a result, for the nine months ended September 30, 2013, we recognized a $61,504 net decrease in cash on hand. For the nine months ended September 30, 2012, $373,591 cash was used in operating activities, $5,438 cash in investing activities, and we received $408,000 of cash from the sale of our common stock, resulting in a $28,971 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2013, we owed our officers an aggregate of $135,020 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2012 and 2011 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

U.S. Patent #7,949,534 and U.S. Patent #8,131,557 are continuations of U.S. Patent #7,558,730.

U.S. Patent #8,498,871 issued July 30, 2013 is a continuation in part of U.S. Patent #7,558,730.  We intend to use our patent protection to our advantage by licensing or otherwise. If our licensing and other efforts prove successful, our liquidity may increase.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2013 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2008.

(2)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2008.

(3)     Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on October 31, 2005.

(4)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2007.

(5)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 14, 2008.

(6)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2008.

(7)      Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2009

(8)      Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010

(9)      Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 17, 2012

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

(12)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 26, 2012

(13)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 28, 2012

(14)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2013

(15)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 18, 2013

(16)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 22, 2013

(17)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2013

(18)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2013

(19)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2013

(20)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated November 12, 2013	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 12, 2013	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)