Form 10-K
period 2013-12-31
Advanced Voice Recognition Systems, Inc
filed 2014-03-28
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,910,907 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of March 1, 2014 was 213,657,056..

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

PART I

 Item 1. Business.

General Overview.

Advanced Voice Recognition Systems, Inc. (the “Company”, “we” or “us”), is a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.  We have increased our efforts to monetize our assets.  We are currently engaged in discussions with certain firms dedicated to assisting in the commercialization of intellectual assets.

Our principal assets are our patents.  We currently hold five issued patents.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing system for Speech Recognition” includes 42 claims covering an extremely broad base of features applicable to existing ASR products and markets.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534 is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Our fourth patent U.S. Patent #8,131,557 is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our fifth patent #8,498,871 entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. Our business strategy will be to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

Intellectual Property

Our primary assets are United States Patent #5,960,447, United States Patent #7,558,730, United States Patent #7,949,534, United States Patent #8,131,557, and United States Patent #8,498,871.  U.S. Patent #5,960,447 is for a word tagging and editing system for speech recognition filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 USC 154, the term for the above-referenced patent began on September 28, 1999 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expire on November 13, 2015.

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

Research and Development

During fiscal years 2013 and 2012, we did not incur any expense for research and development activities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2013 and 2012. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2013	0.02	0.02
Three Months Ended September 30, 2013	0.02	0.02
Three Months Ended June 30, 2013	0.02	0.02
Three Months Ended March 31, 2013	0.03	0.03
Three Months Ended December 31, 2012	0.03	0.03
Three Months Ended September 30, 2012	0.04	0.03
Three Months Ended June 30, 2012	0.05	0.05
Three Months Ended March 31, 2012	0.10	0.10

Holders

As of December 31, 2013, we have approximately 63 holders of record of our common stock and 211,093,420 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N. 67thPlace, Scottsdale, AZ 85251.

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

At December 31, 2013, we had current assets of $13,995, and current liabilities of $179,119, as compared to $76,520 current assets and $215,523 in current liabilities at December 31, 2012. Our decrease in current assets is primarily attributable to reduced sales of shares of our Common Stock. Our increase in decrease in liabilities primarily is due to the reduction in accounts payable in the year ended December 31, 2013.

We had a net loss of $137,254 for the year ended December 31, 2013, as compared to a net loss of $419,900 for the year ended December 31, 2012. The decrease in net loss is primarily attributable to the gain on early extinguishment of debt ended December 31, 2013.

Liquidity and Capital Resources

During the year ended December 31, 2013, we used $161,614 of cash in operating activities and $23,921 of cash in investing activities, as we received $123,010 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2013, we recognized a $62,525 net decrease in cash on hand. For the year ended December 31, 2012, we used $469,447 of cash in operating activities and $5,438 of cash in investing activities, and received net cash of $538,000 provided by financing activities, resulting in a $63,115 increase in cash on hand for the year.

During the years ended December 31, 2013 and 2012, our president has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

During the twelve months ended December 31, 2013, we entered into Stock Purchase Agreements for the private sale to eleven persons or entities of an aggregate of 6,810,555 shares of the common stock for aggregate proceeds of $123,010.  All of the proceeds were paid during the 12 months ended December 31, 2013.

If we initiate or defend infringement actions, we would expect to incur substantial costs and legal fees that ultimately may not be recoverable.

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

U.S. Patent #7,949,534 is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Costs totaling $3,365 have been capitalized and amortization began in the second quarter 2011.

U.S. Patent #8,131,557 is an expansion of our second and third patent.  Costs totaling $5,092 have been capitalized and amortization began in the first quarter 2012.

On July 30, 2013 Patent No. US 8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S. Patent and Trademark Office. In accordance with 35 USC 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2013 and we began amortization.

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

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Voice Recognition Systems:

We have audited the accompanying balance sheets of Advanced Voice Recognition Systems (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
March 28, 2014

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS

Current Assets
Cash	$13,995	$76,520
Prepaid Expenses (Note 7)	—	—
Total Current Assets	13,995	76,520

Fixed Assets (Note 2)
Computer software and equipment, net	3,087	4,333
Total Fixed Assets	3,087	4,333

Intangible Assets
Patent, net (Note 3)	67,025	56,709
Deferred costs	21,302	18,495
Total Intangible Assets	88,327	75,204
Total Assets	$105,409	$156,057

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$16,736	$209,702
Payroll	162,383	21
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	—	5,800
Total Current Liabilities	179,119	215,523

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
211,093,420 and 204,282,865, issued and outstanding respectively	$211,093	$204,283
Additional paid-in capital	7,601,300	7,485,100
Deficit accumulated during development stage	(7,886,103)	(7,748,849)
Total Stockholders' Deficit	(73,710)	(59,466)
Total Liabilities and Stockholders' Deficit	$105,409	$156,057

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	FOR THE YEARS ENDED		THROUGH
	DECEMBER 31,		DECEMBER 31,
	2013	2012	2013

Sales	$—	$—	$1,241,924
Cost of goods sold	—	—	379,378
Gross profit		—	862,546

Operating expenses:
Research and development	—	—	1,189,531
Contributed services (Note 4)	—	—	2,317,982
General and administrative:
Compensation	264,673	268,610	1,321,347
Stock Based Compensation	—	—	150,500
Professional fees	55,767	116,989	1,607,081
Office	14,806	19,212	330,478
Rent	—	—	157,356
Travel	1,161	3,336	159,342
Advertising	—	—	81,090
Bad debt expense	—	—	67,217
Other	13,099	11,753	434,461
Impairment of Deferred Costs	—	—	1,068,860
Total operating expenses	349,506	419,900	8,885,245

Loss from operations	(349,506)	(419,900)	(8,022,699)

Other income and (expense):
Investment Income	—	—	5,062
Interest expense	(988)	—	(68,203)
Loss on sale of assets	—	—	(13,503)
Net other expense	(988)	—	(76,644)

Loss before income taxes	(350,494)	(419,900)	(8,099,343)

Provision for income taxes (Note 5)	—	—	—

Loss before extraordinary items	(350,494)	(419,900)	(8,099,343)

Gain on early extinguishment of debt	213,240	—	213,240

Net Loss	$(137,254)	$(419,900)	$(7,886,103)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	206,508,386	200,442,427

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

						Deficit
						Accumulated
	NCC, LLC			Additional		During
	Membership	Common Stock		Paid-in		Development	Deferred
	Interests	Shares	Amount	Capital		Stage	Compensation	Total

Balance at March 15, 1994 (inception)		$750	$1,000	$-		$-	$-	$1,000

Net Loss	-	-	-	-		(3,976)	-	(3,976)
Balance at December 31, 1994	-	750	1,000	-		(3,976)		(2,976)

Net Loss	-	-	-	-		(38,516)	-	(38,516)
Balance at December 31, 1995	-	750	1,000	-		(42,492)		(41,492)

Net Loss	-	-	-	-		(144,843)	-	(144,843)
Balance at December 31, 1996	-	750	1,000	-		(187,335)		(186,335)

Net Loss	-	-	-	-		(3,291)	-	(3,291)
Balance at December 31, 1997	-	750	1,000	-		(190,626)		(189,626)

Net Loss	-	-	-	-		(537,561)	-	(537,561)
Balance at December 31, 1998	-	750	1,000	-		(728,187)		(727,187)

Net Loss	-	-	`	-		(512,491)	-	(512,491)
Balance at December 31, 1999	-	750	1,000	-		(1,240,678)		(1,239,678)

May 19, 2000, obligations contributed to capital	-	-	-	1,335,432		-	-	1,335,432
May 19, 2000, paid-in capital of NCC, Inc. transferred to NCC, LLC membership interests.	1,336,432	(750)	(1,000)	(1,335,432)
May 19, 2000, acquisition of NCC, Inc. by NCC, LLC	487,500	-	-	-		-	-	487,500
Contributed services (Note 4)	520,000	-	-	-		-	-	520,000
Net Loss	-	-	-	-		(1,125,348)	-	(1,125,348)
Balance at December 31, 2000	2,343,932	-	-	-		(2,366,026)	-	(22,094)

Contributed services (Note 4)	720,500	-	-	-		-	-	720,500
Net Loss	-	-	-	-		(990,765)	-	(990,765)
Balance at December 31, 2001	3,064,432	-	-	-		(3,356,791)		(292,359)

Various dates, payment of expenses by member	257	-	-	-		-	-	257
Contributed services (Note 4)	50,767	-	-	-		-	-	50,767
Net Loss	-	-	-	-		(191,542)	-	(191,542)
Balance at December 31, 2002	3,115,456	-	-	-		(3,548,333)		(432,877)

Various dates, payment of expenses by member	600	-	-	-		-	-	600
Contributed services (Note 4)	18,749	-	-	-		-	-	18,749
Net Loss	-	-	-	-		(19,349)	-	(19,349)
Balance at December 31, 2003	3,134,805	-	-	-		(3,567,682)		(432,877)

December 31, 2004, obligation to member contributed to capital	378,462	-	-	-		-	-	378,462
Contributed services (Note 4)	58,651	-	-	-		-	-	58,651
Net Loss	-	-	-	-		(58,651)	-	(58,651)
Balance at December 31, 2004	3,571,918	-	-	-		(3,626,333)	-	(54,415)

July 7, 2005, Incorporation of AVRS from NCC LLC membership interests and subsequent merger with Samoyed Energy Corp (Note 1)	(3,571,918)	93,333,333	93,333	3,478,585		-	-	-
December 20, 2005 1.5 to 1 stock split		46,666,667	46,667	(46,667)			-
Contributed services (Note 4)	-	-	-	158,648		-	-	158,648
Net Loss	-	-	-	-		(241,957)	-	(241,957)
Balance at December 31, 2005	-	140,000,000	140,000	3,590,566		(3,868,290)		(137,724)

Contributed services (Note 4)	-	-	-	70,189		-	-	70,189
Net Loss	-	-	-	-		(106,867)	-	(106,867)
Balance at December 31, 2006	-	140,000,000	140,000	3,660,755		(3,975,157)		(174,402)

Contributed services (Note 4)	-	-	-	83,652		-	-	83,652
Net Loss	-	-	-	-		(122,688)	-	(122,688)
Balance at December 31, 2007	-	140,000,000	140,000	3,744,407		(4,097,845)		(213,438)

April 28, 2008, Stock issued in recapitalization with Samoyed (Note 1)	-	24,700,008	24,700	(24,700)		-	-	-
Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	331,000		-	-	331,000
Contributed services (Note 4)	-	-	-	121,077		-	-	121,077
Net Loss	-	-	-	-		(431,022)	-	(431,022)
Balance at December 31, 2008	-	164,700,008	164,700	4,171,784		(4,528,867)	-	(192,383)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	52,430		-	-	52,430
March 18, 2009, 350,000 shares of common stock issued for future services and stock based compensation (Note 1)		350,000	350	87,150		-	(81,181)	6,319
Contributed services (Note 4)	-	-	-	238,837		-	-	238,837
Stock Based Compensation (Note 1)	-	-	-	-			81,181	81,181
December 8, 2009, 350,000 shares of common stock issued for future services and deferred compensation (Note 1)		350,000	350	62,650		-	(63,000)	-
Net Loss	-	-	-	-		(480,390)	-	(480,390)
Balance at December 31, 2009	$-	165,400,008	$165,400	$4,612,851		$(5,009,257)	$(63,000)	$(294,006)

Proceeds from shareholder to retain common shares under Stock Exchange Agreement (Note 1)	-	-	-	153,332		-	-	153,332
March 11,02010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000		-	-	100,000
March 15, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
Stock Based Compensation	-	-	-			-	63,000	63,000
April 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
May 5, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
May 17, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
May 19, 2010 1,000,000 shares of common stock issued for stock purchase agreement	-	1,000,000	1,000	49,000		-	-	50,000
July 9, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	98,000		-	-	100,000
July 26, 2010 600,000 shares of common stock issued for stock purchase agreement	-	600,000	600	49,400		-	-	50,000
August 28, 2010 1,250,000 shares of common stock issued for stock purchase agreement	-	1,250,000	1,250	98,750		-	-	100,000
September 2, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
September 3, 2010 625,000 shares of common stock issued for stock purchase agreement	-	625,000	625	49,375		-	-	50,000
September 24, 2010 375,000 shares of common stock issued for stock purchase agreement	-	375,000	375	29,625		-	-	30,000
October 19, 2010 250,000 shares of common stock issued for stock purchase agreement	-	250,000	250	19,750		-	-	20,000
October 20, 2010 2,142,857 shares of common stock issued for stock purchase agreement	-	2,142,857	2,143	147,857		-	-	150,000
October 27, 2010 5,250,000 shares of common stock issued for stock purchase agreement	-	5,250,000	5,250	414,750		-	-	420,000
November 4, 2010 2,000,000 shares of common stock issued for stock purchase agreement	-	2,000,000	2,000	158,000		-	-	160,000
Contributed services (Note 4)	-	-	-	215,376		-	-	215,376
Net Loss						(1,905,362)		(1,905,362)
Balance at December 31, 2010		$186,392,865	$186,393	$6,380,566		$(6,914,619)	$-	$(347,660)

March 9, 2011 4,375,000 shares of common stock issued for stock purchase agreement		4,375,000	4,375	345,625	#			350,000
Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)				22,888				22,888
April 19, 2011 1,875,000 shares of common stock issued for stock purchase agreement		1,875,000	1,875	148,125				150,000
Contributed services (Note 4)				61,536				61,536
Net Loss						(414,330)		(414,330)
Balance at December 31, 2011		$192,642,865	$192,643	$6,958,740		$(7,328,949)	$-	$(177,566)

January 10, 2012 5,000,000 shares of common stock issued for stock purchase agreement		5,000,000	5,000	195,000				200,000

Proceeds from shareholder to retain common shares under Stock Exchange agreement (Note 1)				6,000				6,000

January 25, 2012 2,040,000 shares of common stock issued for stock purchase agreement		2,040,000	2,040	99,960				102,000

August 17, 2012 2,000,000 shares of common stock issued for stock purchase agreement		2,000,000	2,000	98,000				100,000

November 21, 2012 200,000 shares of common stock issued for stock purchase agreement		200,000	200	9,800				10,000

November 23, 2012 2,400,000 shares of common stock issued for stock purchase agreement		2,400,000	2,400	117,600				120,000
Net Loss						(419,900)		(419,900)
Balance at December 31, 2012		$204,282,865	$204,283	$7,485,100		$(419,900)	$-	$(59,466)

May 24, 2013 400,000 shares of common stock issued for stock purchase agreement		400,000	400	11,600				12,000

June 13, 2013 455,000 shares of common stock issued for stock purchase agreement		455,000	455	9,555				10,010

July 18, 2013 500,000 shares of common stock issued for stock purchase agreement		500,000	500	9,500				10,000

July 29, 2013 555,555 shares of common stock issued for stock purchase agreement		555,555	555	9,445				10,000

August 21, 2013 500,000 shares of common stock issued for stock purchase agreement		500,000	500	9,500				10,000

September 3, 2013 500,000 shares of common stock issued for stock purchase agreement		500,000	500	9,500				10,000

September 20, 2013 700,000 shares of common stock issued for stock purchase agreement		700,000	700	9,800				10,500

October 1, 2013 700,000 shares of common stock issued for stock purchase agreement		700,000	700	9,800				10,500

October 22, 2013 1,000,000 shares of common stock issued for stock purchase agreement		1,000,000	1,000	14,000				15,000

October 28, 2013 500,000 shares of common stock issued for stock purchase agreement		500,000	500	9,500				10,000

December 10, 2013 1,000,000 shares of common stock issued for stock purchase agreement		1,000,000	1,000	14,000				15,000
Net Loss						(137,254)		(137,254)
Balance at December 31, 2013		$211,093,420	$211,093	$7,601,300		$(137,254)	$-	$(73,710)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

				MARCH 15, 1994
				(INCEPTION)
		FOR THE YEARS ENDED		THROUGH
		DECEMBER 31,		DECEMBER 31,
		2013	2012	2013

Cash Flows from Operating Activities:
Net loss		$(137,254)	$(419,900)	$(7,886,103)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Gain on early extinguishment of debt		(213,240)	—	(213,240)
Amortization and depreciation		12,044	10,983	91,656
Contributed services		—	—	2,317,982
Expenses paid in exchange for shareholder debt		—	—	34,047
Disposal of fixed asset loss		—	—	495
Stock-based compensation expense		—	—	150,500
Changes in operating assets:
Prepaid Expenses		—	—	—
Changes in operating liabilities:
Accounts payable		176,836	(60,530)	386,559
Accrued interest related party		—	—	—
Net cash used in operating activities		(161,614)	(469,447)	(5,118,104)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		—	(3,678)	(11,168)
Payments for patents		(21,114)	(5,092)	(151,095)
Payments for deferred costs		(2,807)	3,332	(21,302)
Net cash used in investing activities		(23,921)	(5,438)	(183,565)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		123,010	538,000	5,343,911
Payments on advances from shareholder		—	—	(34,047)
Payments on promissory note from shareholder		—	—	(305,544)
Proceeds from promissory notes and advances		—	—	311,344
Net cash provided by financing activities		123,010	538,000	5,315,664

Net change in cash		(62,525)	63,115	13,995

Cash at beginning of period		76,520	13,405	—

CASH AT END OF PERIOD		$13,995	$76,520	$13,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$988	$—	$26,804
Income taxes	$		$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2013 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 6,810,555 shares of the common stock for aggregate proceeds of $123,010, full payment of which was received in the period.  During the year ended December 31, 2012, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 11,640,000 shares of the common stock for aggregate proceeds of $532,000, all of which was received in 2012.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2013 the Company received an aggregate of $123,010 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2012 the Company received an aggregate of $532,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2013 of $13,995, and $76,520 cash at December 31, 2012.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2013.  Impairment recorded for each of the years ending 2013 and 2012 was $-0-.  See Note 3.

Gain from Early Extinguishment of Debt

At December 31, 2013 the Company extinguished twelve year old debt.  In addition the law firm which represented the Company in the interference matter closed their files on July 15, 2013 which extinguished that debt.  In accordance with ASC 470-50-40-2 the Company recorded the gain of $213,240 on the early extinguishment of debt in other income on the face of the financial documents.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

As of March 1, 2014 the Company received an aggregate of $28,200 from the sale of shares in private offerings of its common stock.

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

Amortization at December 31, 2013 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

December 31, 2013
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$60,082	$3,165
7,558,730	58,277	21,114	37,163
7,949,534	3,365	861	2,504
8,131,557	5,092	958	4,134
8,498,871	21,114	1,055	20,059
	$151,095	$84,070	$67,025

Amortization expense totaled $10,798 and $9,657 for the years ending December 31, 2013 and 2012, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2014	11,224
2015	8,059
2016	8,059
2017	8,059
2018	8,059
Thereafter	23,565
Total	$67,025

Fixed Assets

Depreciation expense totaled $1,143 and $1,326, respectively, for the years ended December 31, 2013 and 2012 respectively.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2013	December 31, 2012

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(7,180)	(5,934)
Computer software and equipment, net	$3,087	$4,333

Note 4.     Related Party Transactions

Contributed Services

During the years from 2000 through 2013 the Company’s officers and employees contributed management services and administrative services. The fair value of those services totaling $2,317,982 was recorded in the accompanying financial statements based on the prevailing rates for such services, with a corresponding credit to additional paid-in capital. AVRS currently pays salaries to its two employees.

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The majority of the indebtedness was owed to the Company’s president and was paid in full at December 31, 2011. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of December 31, 2011 the Company repaid the note in full.   As of December 31, 2013 and 2012, the Company owed the officers $0 and $5,800 respectively.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.   Interest expense related to the notes totaled $1,230 and was paid in 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2013	2012
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-.45%	-.45%
Costs capitalized under Section 195	-33.55%	-33.55%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2013, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2013.

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

Note 8.     Subsequent Events

As of March 1, 2014 the Company received an aggregate of $28,200 from the sale of shares in private offerings of its common stock.

Note 9.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2013, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2013 and 2012 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013.  We have identified, as of December 31, 2013, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2013 and 2012 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	58	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	81	December 2007	Chairman of the Board, Director

Diane Jakowchuk	60	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2012 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2013	49,700	0	0	0	0	0	0	49,700
President, CEO, CFO Director (1)	2012	195,000	0	0	0	0	0	0	195,000

Diane Jakowchuk,	2013	44,916	0	0	0	0	0	0	44,916
Principal Accounting Officer(2)	2012	83,417	0	0	0	0	0	0	83,417

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

1 Mr. Geldenhuys was appointed to our Board of Directors in May 2008. Mr. Geldenhuys also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Geldenhuys did not receive any compensation during the year ended December 31, 20123 for his service as one of our Directors or as a Director of AVRS.

2 Mr. Getty was appointed to our Board of Directors in December 2007. Mr. Getty also served as a Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. Mr. Getty did not receive any compensation during the year ended December 31, 2013 for his service as one of our Directors or as a Director of AVRS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2013, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on March 1, 2014 was 213,657,056.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	23.56%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.87%

All directors and executive officers as a group (three persons)	55,269,520		27.06%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		21.10%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.61%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		6.48%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		6.48%

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

(3)

This amount represents 1,600,000 shares held by Sunnybank Investments Ltd., a consulting company of which Mr. Getty is President. Mr. Getty holds exclusive voting and investment power with respect to the securities held by Sunnybank Investments Ltd.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2013 and December 31, 2012.

Services	2013	2012

Audit Fees	$15,930	$15,930
Audit Related Services	12,553	9,382
Tax Fees	-	-
Total Fees	$28,483	$23,312

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(17)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2013

(18)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 26, 2013

(19)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2013

(20)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 25, 2013

(21)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2013

(22)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 28, 2013

(23)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 1, 2013

(24)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th of March, 2014.

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

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March 28, 2014
/s/ Diane Jakowchuk
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 28, 2014
/s/Donald Getty
Donald Getty	Director	March 28, 2014