Form 10-Q
period 2014-09-30
Advanced Voice Recognition Systems, Inc
filed 2014-11-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐       No ☒

As of November 3, 2014, 217,311,601 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013(Audited).	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2014 and 2013 and from Inception (March 15, 1994) through September 30, 2014.	2

	Unaudited Statement of Stockholders’ Equity / (Deficit) for the nine months ended September 30, 2014.	4

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and from Inception (March 15, 1994) through September 30, 2014.	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

 PART II - OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		17

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

Development Stage Company

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
ASSETS

Current Assets
Cash	$8,145	$13,995
Prepaid Expenses (Note 7)	—	—
Total Current Assets	8,145	13,995

Fixed Assets (Note 2)
Computer software and equipment, net	2,207	3,087
Total Fixed Assets	2,207	3,087

Intangible Assets
Patent, net (Note 3)	57,815	67,025
Deferred costs	29,434	21,302
Total Intangible Assets	87,249	88,327
Total Assets	$97,601	$105,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$45,168	$16,736
Payroll	162,437	162,383
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	—	—
Total Current Liabilities	207,605	179,119

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
217,311,601 and 211,093,420, issued and outstanding respectively	$217,312	$211,093
Additional paid-in capital	7,665,731	7,601,300
Deficit accumulated during development stage	(7,993,047)	(7,886,103)
Total Stockholders' Deficit	(110,004)	(73,710)
Total Liabilities and Stockholders' Deficit	$97,601	$105,409

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

Development Stage Company

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013	2014

Sales	$—	$—	$—	$—	$1,241,924
Cost of goods sold	—	—	—	—	379,378
Gross profit		—		—	862,546

Operating expenses:
Research and development	—	—	—	—	1,189,531
Contributed services (Note 4)	—	—	—	—	2,317,982
General and administrative:
Compensation	13,106	69,165	41,831	207,931	1,363,177
Stock Based Compensation	—	—	—	—	150,500
Professional fees	19,735	12,041	44,651	51,808	1,651,733
Office	5,560	3,355	17,111	10,046	344,227
Rent	—	—	—	—	157,356
Travel	—	231	1,192	669	160,534
Advertising	—	—	—	—	81,090
Bad debt expense	—	—	—	—	67,217
Other	125	3,272	840	9,646	438,663
Impairment of Deferred Costs	—	—	—	—	1,068,860
Total operating expenses	38,526	88,064	105,625	280,100	8,990,870

Loss from operations	(38,526)	(88,064)	(105,625)	(280,100)	(8,128,324)

Other income and (expense):
Investment Income	—	—	—	—	5,062
Interest expense	(679)	(554)	(1,319)	(659)	(69,522)
Loss on sale of assets	—	—	—	—	(13,503)
Net other expense	(679)	(554)	(1,319)	(659)	(77,963)

Loss before income taxes	(39,205)	(88,618)	(106,944)	(280,759)	(8,206,287)

Provision for income taxes (Note 5)	—	—	—	—	—

Loss before extraordinary items	(39,205)	(88,618)	(106,944)	(280,759)	(8,206,287)

Gain on early extinguishment of debt	—	—	—	—	213,240

Net Loss	$(39,205)	$(88,618)	$(106,944)	$(280,759)	$(7,993,047)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding	217,272,471	206,382,309	214,993,945	205,067,828

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

Development Stage Company

(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2013	211,093,420	$211,093	$7,601,300	$(7,886,103)	$(73,710)

January 24, 20141,363,636 shares of common stock issued for stock purchase agreement	1,363,636	1,364	13,636		15,000

February 17, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

February 24, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

May 8, 2014 454,545 shares of common stock issued for stock purchase agreement	454,545	455	4,545		5,000

May 9, 2014 500,000 shares of common stock issued for stock purchase agreement	500,000	500	8,250		8,750

May 19, 2014 300,000 shares of common stock issued for stock purchase agreement	300,000	300	3,000		3,300

May 20, 2014 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	9,000		10,000

June 18, 2014 800,000 shares of common stock issued for stock purchase agreement	800,000	800	8,000		8,800

July 7, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

Net Loss	-	-	-	(106,944)	(106,944)

Balance at September 30, 2014	217,311,601	$217,312	$7,665,731	$(7,993,047)	$(110,004)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

Development Stage Company

(Unaudited)

					MARCH 15, 1994
					(INCEPTION)
		FOR THE 9 MONTHS ENDED			THROUGH
		SEPTEMBER 30,			SEPTEMBER 30,
		2014	2013		2014

Cash Flows from Operating Activities:
Net loss		$(106,944)	$(280,579)		$(7,993,047)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Gain on early extinguishment of debt		—	—		(213,240)
Amortization and depreciation		10,090	8,681		101,746
Contributed services		—	—		2,317,982
Expenses paid in exchange for shareholder debt		—	—		34,047
Disposal of fixed asset loss		—	—		495
Stock-based compensation expense		—	—		150,500
Changes in operating assets:
Prepaid Expenses		—	—		—
Changes in operating liabilities:
Accounts payable		28,486	158,943		415,045
Accrued interest related party		—	—		—
Net cash used in operating activities		(68,368)	(112,955)		(5,186,472)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		—	—		(11,168)
Payments for patents		—	(21,113)		(151,095)
Payments for deferred costs		(8,132)	54		(29,434)
Net cash used in investing activities		(8,132)	(21,059)		(191,697)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		70,650	72,510		5,414,561
Payments on advances from shareholder		—	—		(34,047)
Payments on promissory note from shareholder		—	—		(305,544)
Proceeds from promissory notes and advances		—	—		311,344
Net cash provided by financing activities		70,650	72,510		5,386,314

Net change in cash		(5,850)	(61,504)		8,145

Cash at beginning of period		13,995	76,520		—

CASH AT END OF PERIOD		$8,145	$15,016	$

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$1,319	$659		$28,123
Income taxes	$		$—		$—

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

Stock Purchase Agreements

During the year ended December 31, 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 6,810,555 shares of the common stock for aggregate proceeds of $123,010, all of which was received in 2013. During the nine months ended September 30, 2014, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 6,218,181 shares of the common stock for aggregate proceeds of $70,650, full payment of which was received in the period.

Stock Based Compensation

During the period since Inception (March 15, 1994) the Company issued 700,000 restricted shares of the Company’s common stock for services rendered by outside consultants.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2014 and for the nine months ended September 30, 2014 and 2013, and the period from March 15, 1994 (Inception) through September 30, 2014, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2014 and its operating results for the nine months ended September 30, 2014 and 2013 and the period from March 15, 1994 (Inception) through September 30, 2014, have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.  The results of operations for the nine months ended September 30, 2014 are not necessarily an indication of operating results to be expected for the year ending December 31, 2014.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2013 the Company received an aggregate of $123,010 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2014 the Company received an aggregate of $70,650 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2014 of $8,145, and $13,995 cash at December 31, 2013.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2013.  Impairment recorded for each of the nine months ended September 30, 2014 and 2013 was $-0-.  See Note 3.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2014 and 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at September 30, 2014 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

September 30, 2014
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$0
7,558,730	58,277	24,633	33,644
7,949,534	3,365	1,095	2,270
8,131,557	5,092	1,351	3,741
8,498,871	21,114	2,954	18,160
	$151,095	$93,280	$57,815

Amortization expense totaled $9,210 and $7,730 for the nine months ended September 30, 2014 and 2013, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2014	8,155
2015	8,059
2016	8,059
2017	8,059
2018	8,059
Thereafter	23,565
Total	$63,956

Fixed Assets

Depreciation expense totaled $880 and $880 for the nine months ended September 30, 2014 and 2013 respectively.

PROPERTY PLANT AND EQUIPMENT

	September 30, 2014	September 30, 2013

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(7,766)	(6,591)
Computer software and equipment, net	$2,501	$3,676

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

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at September 30, 2014 and December 31, 2013.  The Company also owed the officers aggregate of $162,497 at September 30, 2014 for accrued payroll.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of September 30, 2014, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2014.

INCOME TAXES

	December 31,
	2013	2012

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-.45%	-.45%
Costs capitalized under Section 195	-33.55%	-33.55%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2014, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On September 30, 2014, the Company had cash balances at one FDIC insured financial institution of $8,145 in non-interest bearing accounts that were fully insured by the FDIC.

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

At September 30, 2014, we had current assets of $8,145, and current liabilities of $207,605, as compared to $15,016 current assets and $374,466 in current liabilities at September 30, 2013. Our decrease in current assets is attributed to decreased sales of shares of our common stock. Our decrease in current liabilities primarily is due to the reduction of accounts payable in the year ended December 31, 2013.

We had a net loss of $106,944 and $280,759 for the nine months ended September 30, 2014 and 2013 respectively. The decrease in net loss is attributable to decreased professional fees incurred in the nine months ended September 30, 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, we used $68,368 of cash in operating activities and $8,132 of cash in investing activities, and we received $70,650 cash from sales of our common stock. As a result, for the nine months ended September 30, 2014, we recognized a $5,850 decrease in cash on hand. For the nine months ended September 30, 2013, $112,955 cash was used in operating activities, $21,059 cash in investing activities, and we received $72,510 cash from the sale of our common stock, resulting in a $61,504 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2014, we owed our officers an aggregate of $162,497 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2013 and 2012 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2014 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(29)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 14, 2014

(30)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 23, 2014

(31)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 27, 2014

(32)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2014

(33)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated November 11, 2014	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 11, 2014	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)