Form 10-K
period 2014-12-31
Advanced Voice Recognition Systems, Inc
filed 2015-03-31
CIK 1342936

/s/UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,705,249 based upon the last reported sales price on the OTCBB for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock, as of February 26, 2015 was 219,195,268.

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

Principal Proposed Products or Services

We have not achieved any revenues from product sales. In addition, we will need substantial additional capital to achieve our marketing objectives as described below.

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

Research and Development

During fiscal years 2014 and 2013, we did not incur any expense for research and development activities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2014 and 2013. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2014	0.01	0.01
Three Months Ended September 30, 2014	0.02	0.02
Three Months Ended June 30, 2014	0.01	0.01
Three Months Ended March 31, 2014	0.02	0.01
Three Months Ended December 31, 2013	0.02	0.02
Three Months Ended September 30, 2013	0.02	0.02
Three Months Ended June 30, 2013	0.02	0.02
Three Months Ended March 31, 2013	0.03	0.03

Holders

As of December 31, 2014, we have approximately 65 holders of record of our common stock and 219,195,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock,  whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 4045 S. Spencer St, Suite 403, Las Vegas NV 89119.

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

Results of Operation

We completed a stock exchange on May 19, 2008 and changed our business model. We have not generated any revenue since inception and do not have any cash generating product or licensing sales. We have incurred losses since Inception (March 15, 1994).

We had a net loss of $139,313 for the year ended December 31, 2014, as compared to a net loss of $137,254 for the year ended December 31, 2013.  During the year ended December 31, 2013, there was a gain on early extinguishment of debt of $213,240.  Compensation expense was $45,400 in 2014 as compared to $264,673 in 2013, a decrease of $219,273.  Professional fees were $67,508 in 2014, as compared to $55,767 in 2013, an increase of $11,741.

Liquidity and Capital Resources

During the year ended December 31, 2014, we used $77,077 of cash in operating activities and $8,132 of cash in investing activities.  We received $81,950 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2014, we recognized a $3,259 net decrease in cash on hand. For the year ended December 31, 2013, we used $161,614 of cash in operating activities and $23,921 of cash in investing activities, and received net cash of $123,010 provided by financing activities, resulting in a $62,525 decrease in cash on hand for the year.

At December 31, 2014, we had current assets of $10,736 and current liabilities of $228,957 as compared to current assets of $13,995 and current liabilities of $179, 119 at December 31, 2013.  The increase in our working capital deficiency from $165,724 at December 31, 2013 to $218,221 at December 31, 2014 resulted from a reduced amount of equity financing in 2014 as compared to 2013 and an increase in accounts payable from $16,736 at December 31, 2013 to $66,574 at December 31, 2014.

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

During the twelve months ended December 31, 2014, we entered into Stock Purchase Agreements for the private sale to three persons or entities of an aggregate of 8,101,848 shares of the common stock for aggregate proceeds of $81,950.  All of the proceeds were paid during the 12 months ended December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Voice Recognition Systems:

We have audited the accompanying balance sheets of Advanced Voice Recognition Systems (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
March 30, 2015

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS

Current Assets
Cash	$10,736	$13,995
Prepaid Expenses (Note 7)	—	—
Total Current Assets	10,736	13,995

Fixed Assets (Note 2)
Computer software and equipment, net	1,912	3,087
Total Fixed Assets	1,912	3,087

Intangible Assets
Patent, net (Note 3)	55,801	67,025
Deferred costs	29,435	21,302
Total Intangible Assets	85,236	88,327
Total Assets	$97,884	$105,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$66,574	$16,736
Payroll	162,383	162,383
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	—	—
Total Current Liabilities	228,957	179,119

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
219,195,268 and 211,093,420, issued and outstanding respectively	$219,195	$211,093
Additional paid-in capital	(8,025,416)	7,601,300
Deficit accumulated during development stage	7,675,148	(7,886,103)
Total Stockholders' Deficit	(131,073)	(73,710)
Total Liabilities and Stockholders' Deficit	$97,884	$105,409

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
Research and development	—	—
Contributed services (Note 4)	—	—
General and administrative:
Compensation	45,400	264,673
Stock Based Compensation	—	—
Professional fees	67,508	55,767
Office	21,791	14,806
Rent	—	—
Travel	1,192	1,161
Advertising	—	—
Bad debt expense	—	—
Other	1,095	13,099
Impairment of Deferred Costs	—	—
Total operating expenses	136,986	349,506

Loss from operations	(136,986)	(349,506)

Other income and (expense):
Investment Income	—	—
Interest expense	(2,327)	(988)
Loss on sale of assets	—	—
Net other expense	(2,327)	(988)

Loss before income taxes	(139,313)	(350,494)

Provision for income taxes (Note 5)	—	—

Loss before extraordinary items	(139,313)	(350,494)

Gain on early extinguishment of debt	—	213,240

Net Loss	$(139,313)	$(137,254)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	215,635,049	206,508,386

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	204,282,865	$204,283	$7,485,100	$(7,748,849)	$(59,466)

May 24, 2013 400,000 shares of common stock issued for stock purchase agreement	400,000	400	11,600		12,000

June 13, 2013 455,000 shares of common stock issued for stock purchase agreement	455,000	455	9,555		10,010

July 18, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

July 29, 2013 555,555 shares of common stock issued for stock purchase agreement	555,555	555	9,445		10,000

August 21, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

September 3, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

September 20, 2013 700,000 shares of common stock issued for stock purchase agreement	700,000	700	9,800		10,500

October 1, 2013 700,000 shares of common stock issued for stock purchase agreement	700,000	700	9,800		10,500

October 22, 2013 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	14,000		15,000

October 28, 2013 500,000 shares of common stock issued for stock purchase agreement	500,000	500	9,500		10,000

December 10, 2013 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	14,000		15,000

Net Loss	-	-	-	(137,254)	(137,254)

Balance at December 31, 2013	211,093,420	$211,093	$7,601,300	$(7,886,103)	$(73,710)

January 24, 20141,363,636 shares of common stock issued for stock purchase agreement	1,363,636	1,364	13,636		15,000

February 17, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

February 24, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

May 8, 2014 454,545 shares of common stock issued for stock purchase agreement	454,545	455	4,545		5,000

May 9, 2014 500,000 shares of common stock issued for stock purchase agreement	500,000	500	8,250		8,750

May 19, 2014 300,000 shares of common stock issued for stock purchase agreement	300,000	300	3,000		3,300

May 20, 2014 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	9,000		10,000

June 18, 2014 800,000 shares of common stock issued for stock purchase agreement	800,000	800	8,000		8,800

July 7, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

December 5, 2014 667,000 shares of common stock issued for stock purchase agreement	667,000	667	3,333		4,000

December 29, 2014 716,667 shares of common stock issued for stock purchase agreement	716,667	716	3,584		4,300

December 30, 2014 500,000 shares of common stock issued for stock purchase agreement	500,000	500	2,500		3,000

Net Loss	-	-	-	(139,313)	(139,313)

Balance at December 31, 2014	219,195,268	$219,195	$7,675,148	$(8,025,416)	$(131,073)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Cash Flows

		FOR THE YEARS ENDED
		DECEMBER 31,
		2014	2013

Cash Flows from Operating Activities:
Net loss		$(139,313)	$(137,254)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Gain on early extinguishment of debt		—	(213,240)
Amortization and depreciation		12,398	12,044
Contributed services		—	—
Expenses paid in exchange for shareholder debt		—	—
Disposal of fixed asset loss		—	—
Stock-based compensation expense		—	—
Changes in operating assets:
Prepaid Expenses		—	—
Changes in operating liabilities:
Accounts payable		49,838	176,836
Accrued interest related party		—	—
Net cash used in operating activities		(77,077)	(161,614)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		—	—
Payments for patents		—	(21,114)
Payments for deferred costs		(8,132)	(2,807)
Net cash used in investing activities		(8,132)	(23,921)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		81,950	123,010
Payments on advances from shareholder		—	—
Payments on promissory note from shareholder		—	—
Proceeds from promissory notes and advances		—	—
Net cash provided by financing activities		81,950	123,010

Net change in cash		(3,259)	(62,525)

Cash at beginning of period		13,995	76,520

CASH AT END OF PERIOD		$10,736	$13,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$2,327	$988
Income taxes	$		$—

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

Stock Purchase Agreements

During the year ended December 31, 2014 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 8,101,848 shares of the common stock for aggregate proceeds of $81,950, full payment of which was received in the period.  During the year ended December 31, 2013, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 6,810,555 shares of the common stock for aggregate proceeds of $123,010, all of which was received in 2013.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2014 the Company received an aggregate of $81,950 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2013 the Company received an aggregate of $123,010 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2014 of $10,736, and $13,995 cash at December 31, 2013.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2014.  Impairment recorded for each of the years ending 2014 and 2013 was $-0-.  See Note 3.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2014 and 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

None.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements.  During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

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

Amortization at December 31, 2014 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

December 31, 2014
U.S. Patent #	Carrying Value	Amortization	Patent, net
5,960,447	$63,247	$63,247	$-
7,558,730	58,277	25,806	32,471
7,949,534	3,365	1,174	2,191
8,131,557	5,092	1,480	3,612
8,498,871	21,114	3,587	17,527
	$151,095	$95,294	$55,801

Amortization expense totaled $11,224 and $10,798 for the years ending December 31, 2014 and 2013, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2015	8,059
2016	8,059
2017	8,059
2018	8,059
2019	8,059
Thereafter	15,506
Total	$55,801

Fixed Assets

Depreciation expense totaled $1,175 and $1,143, respectively, for the years ended December 31, 2014 and 2013 respectively.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2014	December 31, 2013

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(8,355)	(7,180)
Computer software and equipment, net	$1,912	$3,087

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The majority of the indebtedness was owed to the Company’s president and was paid in full at December 31, 2011. Of the amount owed to the Company’s president, $225,544 was converted into a promissory note in May 2008. As of December 31, 2011 the Company repaid the note in full.   As of December 31, 2014 and 2013, the Company owed no money to related parties.

Also during 2009, the Company’s president advanced the Company working capital of $80,000 which was converted into a second promissory note in October 2009. As of December 31, 2011 the Company repaid the note in full.   Interest expense related to the notes totaled $1,230 and was paid in 2011.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2014	2013
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-10.09%	-.45%
Costs capitalized under Section 195	-23.91%	-33.55%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2014, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2014.

Note 6.    Concentration of Risk

Beginning December 31, 2010, through December 31, 2014, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On December 31, 2014, the Company had cash balances at one FDIC insured financial institution of $10,736 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

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

None.

Note 9.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2014, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2014 and 2013 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014.  We have identified, as of December 31, 2014, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2014 and 2013 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	59	May 2008	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Getty	82	December 2007	Chairman of the Board, Director

Diane Jakowchuk	61	—	Secretary, Treasurer and Principal Accounting Officer

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total

Walter Geldenhuys,	2014	6,500	0	0	0	0	0	0	6,500
President, CEO, CFO Director (1)	2013	49,700	0	0	0	0	0	0	49,700

Diane Jakowchuk,	2014	35,392	0	0	0	0	0	0	35,392
Principal Accounting Officer(2)	2013	44,916	0	0	0	0	0	0	44,916

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

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	22.68%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.79%

All directors and executive officers as a group (three persons)	55,269,520		25.21%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		20.32%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.36%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		6.24%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		6.24%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2014 and December 31, 2013.

Services	2014	2013

Audit Fees	$15,930	$15,930
Audit Related Services	5,468	12,553
Tax Fees	1,715	-
Total Fees	$28,483	$23,312

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Purchase Agreement dated December 5, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (34)
10.29	Purchase Agreement dated December 29, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated December 30, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(30)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 23, 2014

(31)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 27, 2014

(32)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2014

(33)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2014

(34)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2014

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2014

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th of March, 2015.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

_/s/ Walter Geldenhuys___________________________________________
Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Director	March 30, 2015_____
/s/ Diane Jakowchuk________		March 30, 2015
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	__________________
/s/ Donald Getty ____________		March 30, 2015
Donald Getty	Director	__________________