Form 10-Q
period 2015-03-31
Advanced Voice Recognition Systems, Inc
filed 2015-05-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐       No ☒

As of April 28, 2015, 219,795,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	MARCH 31,	DECEMBER 31,
	2015	2014
ASSETS

Current Assets
Cash	$2,708	$10,736
Prepaid Expenses (Note 7)	—	—
Total Current Assets	2,708	10,736

Fixed Assets (Note 2)
Computer software and equipment, net	1,619	1,912
Total Fixed Assets	1,619	1,912

Intangible Assets
Patent, net (Note 3)	53,784	55,801
Deferred costs	29,435	29,435
Total Intangible Assets	83,219	85,236
Total Assets	$87,546	$97,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$70,998	$66,574
Payroll	162,383	162,383
Accrued interest to related party (Note 4)	—	—
Indebtedness to related parties (Note 4)	—	—
Total Current Liabilities	233,381	228,957

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
219,795,268 and 219,195,268, issued and outstanding respectively	$219,795	$219,195
Additional paid-in capital	(8,043,178)	(8,025,416)
Deficit accumulated during development stage	7,677,548	7,675,148
Total Stockholders' Deficit	(145,835)	(131,073)
Total Liabilities and Stockholders' Deficit	$87,546	$97,884

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

 (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
Research and development	—	—
Contributed services (Note 4)	—	—
General and administrative:
Compensation	7	13,971
Stock Based Compensation	—	—
Professional fees	9,986	14,279
Office	3,638	2,442
Rent	—	—
Travel	505	464
Advertising	—	—
Bad debt expense	—	—
Other	2,462	3,752
Impairment of Deferred Costs	—	—
Total operating expenses	16,597	34,908

Loss from operations	(16,597)	(34,908)

Other income and (expense):
Investment Income	—	—
Interest expense	(1,165)	(157)
Loss on sale of assets	—	—
Net other expense	(1,165)	(157)

Loss before income taxes	(17,762)	(35,065)

Provision for income taxes (Note 5)	—	—

Loss before extraordinary items	(17,762)	(35,065)

Gain on early extinguishment of debt	—	—

Net Loss	$(17,762)	$(35,065)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	219,288,601	212,627,589

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Equity / (Deficit)

 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	219,195,268	$219,195	$7,675,148	$(8,025,416)	$(131,073)

March 18, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

Net Loss	-	-	-	(17,762)	(17,762)

Balance at March 31, 2015	219,795,268	$219,795	$7,677,548	$(8,043,178)	$(145,835)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

 (Unaudited)

		FOR THE THREE MONTHS ENDED
		MARCH 31,
		2015	2014

Cash Flows from Operating Activities:
Net loss		$(17,762)	$(35,065)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Gain on early extinguishment of debt		—	—
Amortization and depreciation		2,310	3,362
Contributed services		—	—
Expenses paid in exchange for shareholder debt		—	—
Disposal of fixed asset loss		—	—
Stock-based compensation expense		—	—
Changes in operating assets:
Prepaid Expenses		—	—
Changes in operating liabilities:
Accounts payable		4,424	8,808
Accrued interest related party		—	—
Net cash used in operating activities		(11,028)	(22,895)

Cash Flows from Investing Activities:
Purchases of computer equipment and software		—	—
Payments for patents		—	—
Payments for deferred costs		—	(4,653)
Net cash used in investing activities		—	(4,653)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		3,000	28,200
Payments on advances from shareholder		—	—
Payments on promissory note from shareholder		—	—
Proceeds from promissory notes and advances		—	—
Net cash provided by financing activities		3,000	28,200

Net change in cash		(8,028)	652

Cash at beginning of period		10,736	13,995

CASH AT END OF PERIOD		$2,708	$14,647

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$1,165	$157
Income taxes	$		$—

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

Stock Purchase Agreements

During the year ended December 31, 2014, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 8,101,848 shares of the common stock for aggregate proceeds of $81,950, all of which was received in 2014. During the three months ended March 31, 2015, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 600,000 shares of the common stock for aggregate proceeds of $3,000, full payment of which was received in the period.

Retention Agreement

On March 16, 2015 the Company entered into a letter agreement with Adapt IP Ventures, LLC (Adapt IP) confirming the retention of Adapt IP to assist the Company in identifying companies that might be interested in acquiring and / or licensing the Company’s patents, to attempt to negotiate financial terms and conditions for acquisition and / or licensing and to assist with collection of compensation from such entities.  Adapt IP will receive a success fee of 15% of net compensation received from such entities based upon Adapts IP’s efforts.  The Company or Adapt IP may terminate the agreement upon 30 days’ notice to the other party.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2015 and for the three months ended March 31, 2015 and 2014, is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2015 and its operating results for the three months ended March 31, 2015 and 2014 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily an indication of operating results to be expected for the year ending December 31, 2015.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2014 the Company received an aggregate of $81,950 from the sale of shares in private offerings of its common stock.  During the three months ended March 31, 2015 the Company received an aggregate of $3,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2015 of $2,708, and $10,736 cash at March 31, 2014.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2014.  Impairment recorded for each of the three months ended March 31, 2015 and 2014 was $-0-.  See Note 3.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2015 and 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at March 31, 2015 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

March 31, 2015

U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	26,979	31,298
7,949,534	3,365	1,253	2,112
8,131,557	5,092	1,612	3,480
8,498,871	21,114	4,220	16,894
	$151,095	$97,311	$53,784

Amortization expense totaled $2,017 and $3,069 for the three months ended March 31, 2015 and 2014, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending March 31, 2015

2015	6,042
2016	8,059
2017	8,059
2018	8,059
2019	8,059
Thereafter	15,506
Total	$53,784

Fixed Assets

Depreciation expense totaled $293 for the three months ended March 31, 2015 and 2014.

PROPERTY PLANT AND EQUIPMENT

	March 31, 2015	March 31, 2014

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(8,648)	(7,473)
Computer software and equipment, net	$1,619	$2,794

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

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at March 31, 2015 and December 31, 2014.  The Company also owed the officers aggregate of $162,497 at March 31, 2015 for accrued payroll.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of March 31, 2015, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2015.

INCOME TAXES

	December 31,
	2014	2013

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-10.09%	-.45%
Costs capitalized under Section 195	-23.91%	-33.55%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2015, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On March 31, 2015, the Company had cash balances at one FDIC insured financial institution of $2,708 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8.     Subsequent Events

On April 20, 2015 the Company made a Promissory Note to Adapt IP Ventures, LLC (Adapt IP) for $20,000, and Adapt IP agreed to pay to the Company’s patent counsel up to $20,000 for patent work on behalf of the Company.  The Note matures one year from the date of the Note.  The Company is obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by the Company from any monetization event involving the patents.  If the Company repays the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.

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

At March 31, 2015, we had current assets of $2,708, and current liabilities of $233,381, as compared to $14,647 current assets and $187,927 in current liabilities at March 31, 2014. Our decrease in current assets is attributed to decreased sales of shares of our common stock. Our increase in current liabilities primarily is due to the professional fees.

We had a net loss of $17,762 and $35,065 for the three months ended March 31, 2015 and 2014 respectively. The decrease in net loss is attributable to decreased compensation incurred in the three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2015, we used $11,028 of cash in operating activities and $-0- of cash in investing activities, and we received $3,000 cash from sales of our common stock. As a result, for the three months ended March 31, 2015, we recognized a $8,028 decrease in cash on hand. For the three months ended March 31, 2014, $22,895 cash was used in operating activities, $4,653 cash in investing activities, and we received $28,200 cash from the sale of our common stock, resulting in a $652 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2015, we owed our officers an aggregate of $162,497 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2014 and 2013 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

On March 16, 2015 we entered into a letter agreement with Adapt IP Ventures, LLC (Adapt IP) confirming the retention of Adapt IP to assist us in identifying companies that might be interested in acquiring and / or licensing our patents, to attempt to negotiate financial terms and conditions for acquisition and  / or licensing and to assist with collection of compensation from such entities.  Adapt IP will receive a success fee of 15% of net compensation received from such entities based upon Adapt IP’s efforts.  We or Adapt IP may terminate the agreement upon 30 days’ notice to the other party.

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2015 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Purchase Agreement dated December 5, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (34)
10.29	Purchase Agreement dated December 29, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated December 30, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Letter Agreement dated March 16, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (37)
10.32	Purchase Agreement dated March 17, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Letter Agreement dated April 20, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (39)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(31)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 27, 2014

(32)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2014

(33)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 14, 2014

(34)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2014

(35)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 2, 2015

(36)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2015

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 20, 2015

(38)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 23, 2015

(39)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 23, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated May 15, 2015	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 15, 2015	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)