Form 10-Q
period 2015-09-30
Advanced Voice Recognition Systems, Inc
filed 2015-11-13
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐       No ☒

As of October 31,223,795,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014(Audited).	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2015 and 2014.	2

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

 PART II - OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		15

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited
ASSETS

Current Assets
Cash	$9,200	$10,736
Total Current Assets	9,200	10,736

Fixed Assets (Note 2)
Computer software and equipment, net	1,032	1,913
Total Fixed Assets	1,032	1,913

Intangible Assets
Patent, net (Note 3)	83,474	55,800
Deferred costs	1,485	29,435
Total Intangible Assets	84,959	85,235
Total Assets	$95,191	$97,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$87,072	$66,574
Payroll	162,383	162,383
Note Payable AIP	19,935	—
Indebtedness to related parties (Note 4)	600	—
Total Current Liabilities	269,990	228,957

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
222,695,268 and 219,195,268, issued and outstanding respectively	$222,695	$219,195
Additional paid-in capital	7,694,648	7,675,148
Accumulated Deficit	(8,092,142)	(8,025,416)
Total Stockholders' Deficit	(174,799)	(131,073)
Total Liabilities and Stockholders' Deficit	$95,191	$97,884

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit		—		—

Operating expenses:
General and administrative:
Compensation	—	13,106	—	41,831
Professional fees	26,292	19,735	44,949	44,651
Office	6,152	5,560	16,942	17,111
Travel	70	—	629	1,192
Other	—	125	—	840
Total operating expenses	32,514	38,526	62,520	105,625

Loss from operations	(32,514)	(38,526)	(62,520)	(105,625)

Other income and (expense):
Interest expense	(1,334)	(679)	(4,206)	(1,319)
Net other expense	(1,334)	(679)	(4,206)	(1,319)

Loss before income taxes	(33,848)	(39,205)	(66,726)	(106,944)

Loss before extraordinary items	(33,848)	(39,205)	(66,726)	(106,944)

Net Loss	$(33,848)	$(39,205)	$(66,726)	$(106,944)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding	221,027,877	217,272,471	220,073,209	214,993,945

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(66,726)	$(106,944)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	8,275	10,090
Contributed services	—	—
Changes in operating assets:
Changes in operating liabilities:
Accounts payable	41,033	28,486
Net cash used in operating activities	(17,418)	(68,368)

Cash Flows from Investing Activities:
Payments for patents	(35,068)	—
Payments for deferred costs	27,950	(8,132)
Net cash used in investing activities	(7,118)	(8,132)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	23,000	70,650
Net cash provided by financing activities	23,000	70,650

Net change in cash	(1,536)	(5,850)

Cash at beginning of period	10,736	13,995

CASH AT END OF PERIOD	$9,200	$8,145

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,872	$1,319

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.     Nature of Operations

Company Overview

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”),http://www.avrsys.com, commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994 in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

In May 2000, WG Investments, LLC acquired the assets of NCC, Inc. and subsequently changed its name to NCC, LLC. NCC, LLC (also a predecessor to AVRS) continued the operations of NCC, Inc. until approximately December 31, 2001, when shifts in the industry’s markets caused NCC, LLC to suspend its operations.

AVRS was incorporated in the State of Colorado on July 7, 2005. In September 2005, the members of NCC, LLC transferred all of their membership interests in NCC, LLC to AVRS in exchange for 93,333,333 shares (post-recapitalization) of AVRS common stock. In December 2005, the Board of Directors approved a 1.5-to-1 stock split issuing 46,666,667 common shares (post-recapitalization), which increased the number of common shares outstanding to 140 million shares (post-capitalization). Following the incorporation of AVRS, the Company initiated a new business plan and intends to continue its operations in the voice recognition and transcription industry.

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

Stock Purchase Agreements

During the year ended December 31, 2014, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 8,101,848 shares of the common stock for aggregate proceeds of $81,950, all of which was received in 2014. During the 9 months ended September 30, 2015, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 3,500,000 shares of the common stock for aggregate proceeds of $23,000, full payment of which was received in the period.

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

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. The Company or Dominion may terminate the agreement upon 30 days’ notice to the other party.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2015 and for the nine months ended September 30, 2015 and 2014 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position atSeptember 30, 2015and its operating results for the nine months ended September 30, 2015 and 2014 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.  The results of operations for the nine months ended September 30, 2015 are not necessarily an indication of operating results to be expected for the year ending December 31, 2015.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2014 the Company received an aggregate of $81,950 from the sale of shares in private offerings of its common stock.During the ninemonths ended September 30, 2015 the Company received an aggregate of $23,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2015 of $9,200, and $8,145 cash at September 30, 2014.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2014.  Impairment recorded for each of the nine months ended September 30, 2015 and 2014 was $-0-.  See Note 3.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2015 and 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On June 27, 2013 the Company filed two additional continuation applications 13/928/381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  On August 31, 2015 Application No 13/928,381 was abandon by the Company.  Deferred costs were charged to operations the quarter ended September 30, 2015.

On August 10, 2015 the Company filed a continuation application with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”

On September 22, 2015 Patent No. US 9,142,217 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S. Patent and Trademark Office.In accordance with 35 USC 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001.  The patent will expire on November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2015 and the Company began amortization.

Amortization at September 30, 2015 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

September 30, 2015

U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	29,325	28,952
7,949,534	3,365	1,409	1,956
8,131,557	5,092	1,874	3,218
8,498,871	21,114	5,486	15,628
9,142,217	35,068	1,348	33,720
33,720	$186,163	$102,689	$83,474

Amortization expense totaled $7,395and $9,210 for the nine months ended September 30, 2015and 2014, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending June 30, 2015

2015	3,362
2016	13,454
2017	13,454
2018	13,454
2019	13,454
Thereafter	26,296
Total	$83,474

Fixed Assets

Depreciation expense totaled $881 and $880 for the nine months ended September 30, 2015 and 2014 respectively.

PROPERTY PLANT AND EQUIPMENT

	September 30, 2015	December 31, 2014

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(9,235)	(8,354)
Computer software and equipment, net	$1,032	$1,913

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

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $600 and $-0- at September 30, 2015 and December 31, 2014 respectively.  The Company also owed the officers aggregate of $162,383 at September 30, 2015 for accrued payroll.

Note 5.     Income Taxes

The Company is considered a start-up company for income tax purposes. As of September 30, 2015, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2015.

INCOME TAXES

	December 31,
	2014	2013

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-10.09%	-.45%
Costs capitalized under Section 195	-23.91%	-33.55%

Effective rate	0.00%	0.00%

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2015, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On September 30, 2015, the Company had cash balances at one FDIC insured financial institution of $9,200 in non-interest bearing accounts that were fully insured by the FDIC.

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

At September 30, 2015, we had current assets of $9,200, and current liabilities of $269,990, as compared to $8,145 current assets and $207,605 in current liabilities at September30, 2014. Our increase in current assets is attributed toincreased sales of shares of our common stock. Our increase in current liabilities primarily is due to the professional fees.

We had a net loss of $66,726 and $106,944 for the nine months ended September 30, 2015 and 2014 respectively. The decrease in net loss is attributable to decreased compensation incurred in the nine months ended September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, we used $17,418 of cash in operating activities and $7,118 of cash in investing activities, and we received $23,000 cash from sales of our common stock. As a result, for the nine months ended September 30, 2015, we recognized a $1,536decrease in cash on hand. For the nine months ended September 30, 2014, $68,368 cash was used in operating activities, $8,132 cash in investing activities, and we received $70,650 cash from the sale of our common stock, resulting in a $5,850 net decreasein cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2015, we owed our officers an aggregate of $162,497 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2014 and 2013 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS.

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

U.S. Patent #7,949,534, U.S. Patent #8,131,557 and U.S. Patent #9,142,217 are continuations of U.S. Patent #7,558,730.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2015 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX

Exhibit

Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(1)(2)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Purchase Agreement dated December 5, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (34)
10.29	Purchase Agreement dated December 29, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated December 30, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Letter Agreement dated March 16, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (37)
10.32	Purchase Agreement dated March 17, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Letter Agreement dated April 20, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (39)
10.34	Purchase Agreement dated June 3, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated July 31, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Letter Agreement dated August 21, 2015 between Advanced Voice Recognition Systems, Inc. and Dominion. (42)
10.37	Purchase Agreement dated August 24, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated September 1, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated September 28, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(37)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 20, 2015

(38)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 23, 2015

(39)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 23, 2015

(40)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015

(41)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2015

(42)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 21, 2015

(43)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 28, 2015

(44)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2015

(45)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 2, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated November 13, 2015	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 13, 2015	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)