Form 10-K
period 2015-12-31
Advanced Voice Recognition Systems, Inc
filed 2016-03-25
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2015

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

The number of shares of the Registrant’s common stock, as of March 23, 2016 was 227,345,268.

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

Our principal assets are our patents.  We currently hold five issued patents.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing System for Speech Recognition,” included 42 claims covering what we believed was an extremely broad base of features applicable to existing ASR products and markets, and expired on November 13, 2015.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Our fourth patent U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our fifth patent, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. Our sixth patent, U.S. Patent #9,142,217, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our fifth patent.  Our business strategy is to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

We believe our main competitors are Microsoft, Nuance, Google Voice and Apple. We also compete, and anticipate that we will compete, with several smaller niche suppliers.

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

AVRS Enterprise Solutions

AVRS patented technology is applicable to many main stream speech enabled applications ranging from traditional desktop applications to mobile and web-based solutions.  The technology reaches beyond simple speech recognition and transcription into many other applications thus enabling the exchange of spoken text transcription amongst numerous users on diverse system platforms, as well as enabling the transcribed text to be utilized by many interface applications.  The key is the recognition of, and in many cases the transcription of, spoken text in a myriad of applications to allow a seamless interface among users and /or systems having disparate protocols.  Recognition of dictated speech including spoken text and commands, over many platforms provides operations of systems having diverse requirements and capabilities.

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

Market

We believe that our patented technology has applications in vertical markets that require individuals and organizations to create reports, letters, e-mail, data entry, manuals, books, and virtually any other document or end product involving written data. These organizations include corporations, hospitals, medical product and service providers, governmental entities, legal professionals, sales and service organizations law enforcement agencies and mobile search and voicemail to text.

Original Equipment Manufacturer (OEM)

We believe that our patented technology has applications in OEM markets, targeting both software developers and hardware manufacturers. When we have sufficient available resources, we may approach the larger OEM companies with a joint marketing approach strategy while using a direct sale basis to approach small and medium-sized OEMs.

Hardware Manufacturers

We believe that our patented technology has applications in hardware manufacturing, and to that end, when we have sufficient available resources, we may approach hardware manufacturers both on a direct basis and through joint sales and marketing programs. We anticipate that we will offer  technology and patent licenses to manufacturers of medical devices, digital dictation systems, recorders, workstation PCs, mobile phones, PDAs, WAPs, and intelligent electronics. Alternatively, we may offer these manufacturers limited versions of our speech recognition software and related firmware product line for embedding into hardware. When we have sufficient available resources, we expect to develop joint sales and marketing programs for mainframe, thin-client, telephony and other large hardware processing systems.

Distribution

Product development of the speech recognition software and related firmware was our primary focus for the first six years following the software’s introduction into the software market in 1994. Early forms of the speech recognition software and related firmware were marketed through a network of approximately 200 small dealers specializing in speech recognition technology.  We no longer are focused on product development and instead are focusing on commercializing our existing intellectual property assets.

Our business model has been revised and we plan to collect royalty payments based on actual usage of the speech recognition software and related firmware in various applications.

Intellectual Property

Our primary assets are U.S. Patent #7,558,730, U.S. Patent #7,949,534, U.S. Patent #8,131,557, U.S. Patent #8,498,871, and U.S. Patent #9,142,217.  U.S. Patent #5,960,447, our first patent, was for a word tagging and editing system for speech recognition, was filed on November 13, 1995 and issued on September 28, 1999. In accordance with 35 U.S.C. 154, the term for U.S. Patent #5,960,447 began on September 28, 1999 and ended 20 years from the date on which the application for the patent was filed in the United States, or November 13, 2015.

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

U.S. Patent #7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, was issued by the U.S. Patent and Trademark Office on July 7, 2009.  In accordance with 35 USC 154, the term for the above referenced patent began on July 7, 2009 and ends 20 years from the date on which the application for the patent was filed in the United States.  Therefore, the patent will expire on November 27, 2021.   The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. We expect this patent to strengthen our position in voice recognition.  Costs totaling $58,277 were capitalized during the third quarter of 2009 and the Company began amortization

On May 24, 2011, U.S. Patent # 7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,”  was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $3,365 were capitalized during the second quarter of 2011 and the Company began amortization

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,”  was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2021, or November 27, 2021. Costs totaling $5,092 were capitalized during the first quarter of 2012 and the Company began amortization.

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001, or  November 27, 2021.  Costs totaling $21,114_ were capitalized during the third quarter of 2013 and the Company began amortization.

On June 27, 2013, the Company filed two additional continuation applications 13/928,381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  On August 31, 2015 Application No 13/928,381 was abandon by the Company. Deferred costs were charged to operations the quarter ended September 30, 2015.

On August 10, 2015 the Company filed a continuation application 14/821,786 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”

On September 22, 2015, U.S. Patent #9,142,217, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 were capitalized during the third quarter of 2015 and the Company began amortization

Research and Development

During fiscal years 2015 and 2014, we did not incur any expense for research and development activities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTCBB under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2015 and 2014. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2015	0.01	0.01
Three Months Ended September 30, 2015	0.01	0.01
Three Months Ended June 30, 2015	0.01	0.01
Three Months Ended March 31, 2015	0.01	0.01
Three Months Ended December 31, 2014	0.01	0.01
Three Months Ended September 30, 2014	0.02	0.02
Three Months Ended June 30, 2014	0.01	0.01
Three Months Ended March 31, 2014	0.02	0.01

Holders

As of December 31, 2015, we have approximately 68 holders of record of our common stock and 224,595,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $88,007 for the year ended December 31, 2015, as compared to a net loss of 139,313.  Professional fees were $52,300 in 2015, as compared to $67,508 in 2014, a decrease of $15,208.

Liquidity and Capital Resources

During the year ended December 31, 2015, we used $27,120 of cash in operating activities and $7,118 of cash in investing activities.  We received $32,500 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2015, we recognized a $1,738 net decrease in cash on hand. For the year ended December 31, 2014, we used $77,077 of cash in operating activities and $8,132 of cash in investing activities, and received net cash of $81,950 provided by financing activities, resulting in a $3,259 decrease in cash on hand for the year.

At December 31, 2015, we had current assets of $8,997 and current liabilities of $277,911 as compared to current assets of $10,736 and current liabilities of $228,957 at December 31, 2014.  Our decrease in current assets resulted from a reduced amount of equity financing in 2015 as compared to 2014 and an increase in accounts payable from $66,574 at December 31, 2014 to $92,999 at December 31, 2015.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2015, we entered into Stock Purchase Agreements for the private sale to eleven persons or entities of an aggregate of 5,400,000 shares of the common stock for aggregate proceeds of $32,500.  All of the proceeds were paid during the 12 months ended December 31, 2015.

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

On August 20, 2015, AVRS entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS.

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

US 8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued  July 30, 2013 by the U.S. Patent and Trademark Office. Costs totaling $21,114 have been capitalized and amortization began in the third quarter 2013.

On September 22, 2015, Patent #9,142,217 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” (an expansion of our fourth patent) was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015..

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

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Voice Recognition Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 25, 2016

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2015	2014
ASSETS

Current Assets
Cash	$8,997	$10,736
Total Current Assets	8,997	10,736

Fixed Assets
Computer software and equipment, net	737	1,912
Total Fixed Assets	737	1,912

Intangible Assets
Patent, net	80,112	55,801
Deferred costs	1,485	29,435
Total Intangible Assets	81,597	85,236
Total Assets	$91,331	$97,884

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$92,999	$66,574
Payroll	162,383	162,383
Note Payable AIP	19,935	—
Accrued Interest	1,994	—
Indebtedness to related parties)	600	—
Total Current Liabilities	277,911	228,957
Commitments and Contingencies
Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
224,595,268 and 219,195,268, issued and outstanding respectively	$224,595	$219,195
Additional paid-in capital	7,702,248	7,675,148
Accumulated Deficit	(8,113,423)	(8,025,416)
Total Stockholders' Deficit	(186,580)	(131,073)
Total Liabilities and Stockholders' Deficit	$91,331	$97,884

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2015	2014

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
General and administrative:
Compensation	1,577	45,400
Professional fees	52,300	67,508
Office	24,307	21,791
Travel	704	1,192
Other	1,528	1,095
Total operating expenses	80,416	136,986

Loss from operations	(80,416)	(136,986)

Other income and (expense):
Interest expense	(7,591)	(2,327)
Net other expense	(7,591)	(2,327)

Loss before income taxes	(88,007)	(139,313)

Provision for income taxes (Note 5)	—	—

Net Loss	$(88,007)	$(139,313)

Basic loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	221,054,720	215,635,049

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2013	211,093,420	$211,093	$7,601,300	$(7,886,103)	$(73,710)

January 24, 2014 1,363,636 shares of common stock issued for stock purchase agreement	1,363,636	1,364	13,636		15,000

February 17, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

February 25, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

May 8, 2014 454,545 shares of common stock issued for stock purchase agreement	454,545	455	4,545		5,000

May 9, 2014 500,000 shares of common stock issued for stock purchase agreement	500,000	500	8,250		8,750

May 19, 2014 300,000 shares of common stock issued for stock purchase agreement	300,000	300	3,000		3,300

May 20, 2014 1,000,000 shares of common stock issued for stock purchase agreement	1,000,000	1,000	9,000		10,000

June 17, 2014 800,000 shares of common stock issued for stock purchase agreement	800,000	800	8,000		8,800

July 7, 2014 600,000 shares of common stock issued for stock purchase agreement	600,000	600	6,000		6,600

December 5, 2014 667,000 shares of common stock issued for stock purchase agreement	667,000	667	3,333		4,000

December 29, 2014 716,667 shares of common stock issued for stock purchase agreement	716,667	716	3,584		4,300

December 30, 2014 500,000 shares of common stock issued for stock purchase agreement	500,000	500	2,500		3,000

Net Loss	-	-	-	(139,313)	(139,313)

Balance at December 31, 2014	219,195,268	$219,195	$7,675,148	$(8,025,416)	$(131,073)

March 17, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

June 30, 2015 300,000 shares of common stock issued for stock purchase agreement	300,000	300	2,700	-	3,000

July 31, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

August 24, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

September 1, 2015 800,000 shares of common stock issued for stock purchase agreement	800,000	800	7,200	-	8,000

September 28, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

October 14, 2015 400,000 shares of common stock issued for stock purchase agreement	400,000	400	1,600	-	2,000

October 14, 2015 700,000 shares of common stock issued for stock purchase agreement	700,000	700	2,800	-	3,500

November 30, 2015 800,000 shares of common stock issued for stock purchase agreement	800,000	800	3,200	-	4,000

Net Loss	-	-	-	(88,007)	(88,007)

Balance at December 31, 2015	224,595,268	$224,595	$7,702,248	$(8,113,423)	$(186,580)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Cash Flows

		FOR THE YEARS ENDED
		DECEMBER 31,
		2015		2014

Cash Flows from Operating Activities:
Net loss		$(88,007)		$(139,313)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation		11,933		12,398
Changes in operating assets:
Changes in operating liabilities:
Accounts payable		48,954		49,838
Net cash used in operating activities		(27,120)		(77,077)

Cash Flows from Investing Activities:
Payments for patents		(35,068)		—
Payments for deferred costs		27,950		(8,132)
Net cash used in investing activities		(7,118)		(8,132)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		32,500		81,950
Net cash provided by financing activities		32,500		81,950

Net change in cash		(1,738)		(3,259)

Cash at beginning of period		10,736		13,995

CASH AT END OF PERIOD		$8,997		$10,736

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$7,591		$2,327
Income taxes	$		$

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

AVRS was incorporated in the State of Colorado on July 7, 2005. In September 2005, the members of NCC, LLC transferred all of their membership interests in NCC, LLC to AVRS in exchange for 93,333,333 shares (post-recapitalization) of AVRS common stock. In December 2005, the Board of Directors approved a 1.5-to-1 stock split issuing 46,666,667 common shares (post-recapitalization), which increased the number of common shares outstanding to 140million shares (post-capitalization). Following the incorporation of AVRS, the Company initiated a new business plan and has continued its operations in the voice recognition and transcription industry.

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

Stock Exchange Agreement

On April 28, 2008, the Company entered into a Stock Exchange Agreement (“the Agreement”) with Samoyed Energy Corp., a Nevada corporation (“Samoyed”), which resulted in a reverse acquisition.  The Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140 million shares of Samoyed’s common stock.  On May 19, 2008, at the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

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

Stock Purchase Agreements

During the year ended December 31, 2015 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,400,000 shares of the common stock for aggregate proceeds of $32,500, full payment of which was received in the period.  During the year ended December 31, 2014, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 8,101,848 shares of the common stock for aggregate proceeds of $81,950, all of which was received in 2014.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2015 the Company received an aggregate of $32,500 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2014 the Company received an aggregate of $81,950 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2015 of $8,997, and $10,736 cash at December 31, 2014.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over the lesser of their estimated useful life or twenty years from the patent application date.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections.”  ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2015.  Impairment recorded for each of the years ending 2015 and 2014 was $0.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2015 and 2014, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Subsequent Events

On February 26, 2016, Donald Getty, Chairman of the Board of Directors of Advanced Voice Recognition Systems, Inc. (the “Company”) passed away unexpectedly.   Walter Geldenhuys, the remaining member of the Board of Directors, will serve as the sole director of the Company until a successor to Mr. Getty is duly qualified and appointed.

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

On November 13, 1995 the Company filed a patent application with the U.S. Patent and Trademark Office, which was granted on September 28, 1999 as U.S. Patent #5,960,447, “Word Tagging and Editing System for Speech Recognition”. In accordance with 35 U.S.C. 154, the term for the above referenced patent shall be for a period beginning on the date on which the patent issues and ending 20 years from the date on which the application for the patent was filed in the United States. The above referenced U.S. Patent expired on November 13, 2015.

On July 7, 2009, U.S. Patent # 7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 7, 2009 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2009 and the Company began amortization.

On March 9, 2010, the U.S. Patent and Trademark Office declared interference between the Company as Senior Party and Allvoice Developments, US LLC as Junior Party.  Due to the absence of a decision by the end of 2010, in the fourth quarter of 2010, AVRS impaired 100% of the deferred costs associated with the interference, resulting in a $1,068,860 impairment loss.  On April 27, 2012, the BPAI entered a judgment denying the Company’s motions.  On May 29, 2012, AVRS filed a Request for Rehearing in the BPAI.  On December 19, 2012, the BPAI entered a judgment denying the request for rehearing.  The Company decided not to appeal as additional litigation would be costly and time-consuming and would divert the attention of management and key personnel from business operations.

On May 24, 2011, U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended June 30, 2011 and the Company began amortization.

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended March 31, 2012 and the Company began amortization.

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2013 and the Company began amortization.

On June 27, 2013, the Company filed two additional continuation applications 13/928/381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  On August 31, 2015, Application 13/928,381 was abandon by the Company.  Deferred costs were charged to operations the quarter ended September 30, 2015.

On August 10, 2015, the Company filed a continuation application with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”

On September 22, 2015, U.S. Patent #9,142,217, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2015 and the Company began amortization.

Amortization at December 31, 2015 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2014
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	25,806	32,471
7,949,534	3,365	1,174	2,191
8,131,557	5,092	1,480	3,612
8,498,871	21,114	3,587	17,527
	$151,095	$95,294	$55,801

Ended December 31, 2015
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	30,498	27,779
7,949,534	3,365	1,487	1,878
8,131,557	5,092	2,002	3,090
8,498,871	21,114	6,119	14,995
9,142,217	35,068	2,698	32,370
	$186,163	$106,051	$80,112

Amortization expense totaled $10,757 and $11,224 for the years ending December 31, 2015 and 2014, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2016	13,454
2017	13,454
2018	13,454
2019	13,454
2020	13,454
Thereafter	12,842
Total	$80,112

Fixed Assets

Depreciation expense totaled $1,175 for the year ended December 31, 2015 and $1,175 for the year ended December 31, 2014.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2015	December 31, 2014

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(9,530)	(8,355)
Computer software and equipment, net	$737	$1,912

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $600 and $-0- at December 31, 2015 and 2014 respectively.  The Company also owed the officers aggregate of $162,383 at December 31, 2015 for accrued payroll.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2015	2014
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-3.40%	-.10.09%
Costs capitalized under Section 195	-30.60%	-23.91%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2015, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2015.

Note 6.    Concentration of Risk

Beginning December 31, 2010, through December 31, 2015, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On December 31, 2015, the Company had cash balances at one FDIC insured financial institution of $8,997 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.     Subsequent Events

On February 26, 2016, Donald Getty, Chairman of the Board of Directors of AVRS, passed away unexpectedly.   Walter Geldenhuys, the remaining member of the Board of Directors, will serve as the sole director of the Company until a successor to Mr. Getty is duly qualified and appointed.

Note 8.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2015, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2015 and 2014 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2015 and 2014 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	59	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	62	—	Secretary, Treasurer and Principal Accounting Officer

(1) Donald Getty served as Director in 2014 and 2015. He passed away in February of 2016.

Walter Geldenhuys, Sole Director, President and Chief Executive Officer

Mr. Geldenhuys, sole director of AVRS, has served as a member of our Board of Directors since May 2008. Mr. Geldenhuys served as the President of Advanced Voice Recognition Systems, Inc., a Colorado corporation, also known as AVRS, from 2005 until AVRS was merged with and into us in June 2008. From 2000 to 2005, Mr. Geldenhuys was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. In addition, Mr. Geldenhuys has owned Progressive Technologies LLC, a design and manufacturing concern, since 2002.

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer

Ms. Jakowchuk has served as our Secretary, Treasurer and Principal Accounting Officer since May 2008. Ms. Jakowchuk served as Secretary to AVRS, Inc. (a Colorado company). Ms. Jakowchuk has worked in the accounting and sales departments of ADCO Paint & Supply, a retail coating company, since July 2006. Between December 2004 and July 2006, Ms. Jakowchuk served as office manager for a retail hardware company. From December 2001 to December 2004, Ms. Jakowchuk served as the State Victim Assistance Coordinator for MADD Victim Services.  Prior to December 2001, Ms. Jakowchuk served as Records Manager for NCC, LLC a predecessor to AVRS.  Ms. Jakowchuk received an Associates of Arts degree from Scottsdale Community College in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2015 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2015	1,500	0	0	0	0	0	0	1,500
President, CEO, CFO Director (1)	2014	6,500	0	0	0	0	0	0	6,500

Diane Jakowchuk,	2015	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2014	35,392	0	0	0	0	0	0	35,392

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2014 and 2015.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2014 and 2015.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2014 was $41,892 and $1,500 in 2015.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue in 2014 or 2015.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have written employment agreements or other employment arrangements with any of our executive officers. Our Board of Directors periodically evaluates the appropriate terms and conditions for the employment of our executive officers.

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

The following table sets forth all compensation paid to our directors for the last completed fiscal year.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Walter Geldenhuys (1)	0	0	0	0	0	0	0

Donald Getty(2)	0	0	0	0	0	0	0

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2014 and 2015 for his service as one of our Directors.

2 Mr. Getty unexpectedly passed away in February 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2015, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2015 was 224,595,268.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	22.14%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.75%

All directors and executive officers as a group (three persons)	55,269,520		24.60%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		19.83%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.21%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		6.09%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		6.09%

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

(3)

This amount represents 1,600,000 shares held by Sunnybank Investments Ltd., a consulting company of which Mr. Getty formerly was President. Prior to his death in February 2016, Mr. Getty held exclusive voting and investment power with respect to the securities held by Sunnybank Investments Ltd.

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

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director, and has adopted the independence standards of the NASDAQ Capital Market, LLC. At this time, Walter Geldenhuys, the sole member of the Board of Directors, is not independent.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2015 and December 31, 2014.

Services	2015	2014

Audit Fees	$15,930	$15,930
Audit Related Services	6,967	5,468
Tax Fees	1,350	1,715
Total Fees	$24,247	$23,113

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(49)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Purchase Agreement dated December 5, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (34)
10.29	Purchase Agreement dated December 29, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated December 30, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Letter Agreement dated March 16, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (37)
10.32	Purchase Agreement dated March 17, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Letter Agreement dated April 20, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (39)
10.34	Purchase Agreement dated June 3, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated July 31, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Letter Agreement dated August 21, 2015 between Advanced Voice Recognition Systems, Inc. and Dominion. (42)
10.37	Purchase Agreement dated August 24, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated September 1, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated September 28, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Purchase Agreement dated October 14, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (46)
10.41	Purchase Agreement dated October 14, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Purchase Agreement dated November 30, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (48)
10.43	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (50)
10.44	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (51)
10.45	Departure of Directors or Certain Officers dated February 26, 2016 (52)
10.46	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (53)
10.47	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (54)
10.48	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (55)

14.1	Code of Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Section 302 Certification - Principal Executive Officer(8)
31.2	Section 302 Certification - Principal Financial Officer(8)
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(42)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 21, 2015

(43)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 28, 2015

(44)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2015

(45)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 2, 2015

(46)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 19, 2015

(47)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 19, 2015

(48)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 2, 2015

(49)    Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2009

(50)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 25, 2016

(51)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2016

(52)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2016

(53)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(54)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(55)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th of March, 2016.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys___________________________
Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 25_, 2016_____
/s/ Diane Jakowchuk________		March 25, 2016
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	__________________