Form 10-Q
period 2016-03-31
Advanced Voice Recognition Systems, Inc
filed 2016-05-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐       No ☒

As of April 27, 2016,227,345,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as ofMarch 31, 2016 (Unaudited) and December 31, 2015(Audited).	1

	Unaudited Statements of Operations for the three months ended March 31, 2016 and 2015.	2

	Unaudited Statements of Cash Flows for the three months ended March 31, 2016and 2015.	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

 PART II - OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		15

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	MARCH 31,	DECEMBER 31,
	2016	2015
ASSETS

Current Assets
Cash	$15,410	$8,997
Prepaid Expenses	—	—
Total Current Assets	15,410	8,997

Fixed Assets
Computer software and equipment, net	553	737
Total Fixed Assets	553	737

Intangible Assets
Patent, net	76,748	80,112
Deferred costs	1,485	1,485
Total Intangible Assets	78,233	81,597
Total Assets	$94,196	$91,331

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$99,402	$92,999
Payroll	162,656	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	1,994	1,994
Indebtedness to related parties	—	600
Total Current Liabilities	283,987	277,911
Commitments and Contingencies
Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
227,345,268 and 224,595,268, issued and outstanding respectively	$227,345	$224,595
Additional paid-in capital	7,720,998	7,702,248
Accumulated Deficit	(8,138,134)	(8,113,423)
Total Stockholders' Deficit	(189,791)	(186,580)
Total Liabilities and Stockholders' Deficit	$94,196	$91,331

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2016	2015

Sales	$—	$—
Cost of goods sold	—	—
Gross profit

Operating expenses:
General and administrative:
Compensation	1,561	7
Professional fees	15,344	9,986
Office	5,707	3,638
Travel	132	505
Other	560	2,462
Total operating expenses	23,304	16,597

Loss from operations	(23,304)	(16,597)

Other income and (expense):
Interest expense	(1,407)	(1,165)
Net other expense	(1,407)	(1,165)

Loss before income taxes	(24,711)	(17,762)

Provision for income taxes (Note 5)	—	—

Net Loss	$(24,711)	$(17,762)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	225,624,157	219,288,601

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(24,711)	$(17,762)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	3,548	2,310
Changes in operating assets:
Changes in operating liabilities:
Accounts payable	6,403	4,424
Payroll Liabilities	273
Net cash used in operating activities	(14,487)	(11,028)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	—
Payments for deferred costs	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	21,500	3,000
Payments on advances from shareholder	(600)	—
Net cash provided by financing activities	20,900	3,000

Net change in cash	6,413	(8,028)

Cash at beginning of period	8,997	10,736

CASH AT END OF PERIOD	$15,410	$2,708

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,407	$1,165
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2015 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,400,000 shares of the common stock for aggregate proceeds of $32,500, all of which was received in 2015. During the three months ended March 31, 2016, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 2,750,000 shares of the common stock for aggregate proceeds of $21,500, full payment of which was received in the period.

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

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS.The Company or Dominion may terminate the agreement upon 30 days’ notice to the other party.

Promissory Note

On April 20, 2015 the Company made a Promissory Note to Adapt IP Ventures, LLC (Adapt IP) for up to $20,000, and Adapt IP agreed to pay to the Company’s patent counsel 19,335 for patent work on behalf of the Company.  The Note matures one year from the date of the Note.  The Company is obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by the Company from any monetization event involving the patents.  If the Company repays the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2016 and its operating results for the three months ended March 31, 2016 and 2015 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.  The results of operations for the three months ended March 31, 2016 are not necessarily an indication of operating results to be expected for the year ending December 31, 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability..   During the twelve months ended December 31, 2015 the Company received an aggregate of $32,500 from the sale of shares in private offerings of its common stock. During the three months ended March 31, 2016 the Company received an aggregate of $21,500 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2016 of $15,410, and $2,708 cash at March 31, 2015.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2015.  Impairment recorded for each of the three months ended March 31, 2016 and 2015 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2016 and 2015, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2015 and the Company began amortization.

Amortization at March 31, 2016 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2015
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	30,498	27,779
7,949,534	3,365	1,487	1,878
8,131,557	5,092	2,002	3,090
8,498,871	21,114	6,119	14,995
9,142,217	35,068	2,698	32,370
	$186,163	$106,051	$80,112

Ended March 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	31,671	26,606
7,949,534	3,365	1,565	1,800
8,131,557	5,092	2,133	2,959
8,498,871	21,114	6,752	14,362
9,142,217	35,068	4,047	31,021
	$186,163	$109,415	$76,748

Amortization expense totaled $3,364 and $2,017 for the three months ended March 31, 2016 and 2015, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending March 31, 2016

2016	10,090
2017	13,454
2018	13,454
2019	13,454
2020	13,454
Thereafter	12,842
Total	$76,748

Fixed Assets

Depreciation expense totaled $184 for the three months ended March 31, 2016 and 2015.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2015	December 31, 2014

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(9,530)	(8,355)
Computer software and equipment, net	$737	$1,912

	March 31, 2016	March 31, 2015

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(9,714)	(8,648)
Computer software and equipment, net	$553	$1,619

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at March 31, 2016 and $600 at December 31, 2015.  The Company also owed the officers aggregate of $162,656 at March 31, 2016 for accrued payroll.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2015	2014

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-3.40%	-10.09%
Costs capitalized under Section 195	-30.60%	-23.91%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2016, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2016.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2016, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On March 31, 2016, the Company had cash balances at one FDIC insured financial institution of $15,410 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

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

At March 31, 2016 we accrued $1,407 of interest on accounts payable and paid $1500 in gross payroll for the period.

At March 31, 2016, we had current assets of $15,410, and current liabilities of $283,987, as compared to $2,708 current assets and $233,381 in current liabilities at March 31, 2015. Our increase in current assets is attributed to increased sales of shares of our common stock. Our increase in current liabilities primarily is due to the professional fees.

We had a net loss of $24,711 and $17,762 for the three months ended March 31, 2016 and 2015 respectively. The increase in net loss is attributable to increased professional fees incurred in the three months ended March 31, 2016.

Liquidity and Capital Resources

For the three months ended March 31, 2016, we used $14,487 of cash in operating activities and $-0- of cash in investing activities, and we received $21,500 cash from sales of our common stock. As a result, for the three months ended March 31, 2016, we recognized a $6,413 increase in cash on hand. For the three months ended March 31, 2015, $11,028 cash was used in operating activities, $-0- cash in investing activities, and we received $3,000 cash from the sale of our common stock, resulting in a $8,028 decrease in cash on hand for the period.  During the three months ended March 31, 2016 we paid in full the $600 related party loan.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2015, we owed our officers an aggregate of $162,383 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2015 and 2014 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel 19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.

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

We have increased our efforts to monetize our assets.  We are currently engaged in discussion with certain firms dedicated to assisting in the commercialization of intellectual assets

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  Costs totaling $58,277 have been capitalized and amortization began in the third quarter 2009.

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

U.S. 8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued July 30, 2013 by the U.S. Patent and Trademark Office. Costs totaling $21,114 have been capitalized and amortization began in the third quarter 2013.

On September 22, 2015, Patent #9,142,217 titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” (an expansion of our fourth patent) was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2016 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Advanced Voice Recognition Systems, Inc.
Dated April 27, 2016	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated April 27, 2016	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)