Form 10-Q
period 2016-09-30
Advanced Voice Recognition Systems, Inc
filed 2016-11-02
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐       No ☒

As of October 28, 2016, 229,145,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Table of Contents

 PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015(Audited).	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2016 and 2015.	2

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2016 and 2015.	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

 PART II - OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		15

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
ASSETS

Current Assets
Cash	$6,021	$8,997
Total Current Assets	6,021	8,997

Fixed Assets
Computer software and equipment, net	185	737
Total Fixed Assets	185	737

Intangible Assets
Patent, net	70,020	80,112
Deferred costs	1,485	1,485
Total Intangible Assets	71,505	81,597
Total Assets	$77,711	$91,331

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$98,693	$92,999
Payroll	162,383	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	1,994	1,994
Indebtedness to related parties	—	600
Total Current Liabilities	283,005	277,911

Stockholders' Deficit (Note 1)
Common stock, $.001 par value; 547,500,000 shares authorized
228,495,268 and 224,596,268, issued and outstanding respectively	$228,495	$224,596
Additional paid-in capital	7,729,223	7,702,247
Deficit accumulated during development stage	(8,163,012)	(8,113,423)
Total Stockholders' Deficit	(205,294)	(186,580)
Total Liabilities and Stockholders' Deficit	$77,711	$91,331

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit

Operating expenses:
General and administrative:
Compensation	—	—	3,871	—
Professional fees	3,036	26,292	20,749	44,949
Office	7,707	6,152	19,098	16,942
Travel	—	70	319	629
Other	360	—	1,165	—
Total operating expenses	11,103	32,514	45,202	62,520

Loss from operations	(11,103)	(32,514)	(45,202)	(62,520)

Other income and (expense):
Interest expense	(1,513)	(1,334)	(4,387)	(4,206)
Net other expense	(1,513)	(1,334)	(4,387)	(4,206)

Loss before income taxes	(12,616)	(33,848)	(49,589)	(66,726)

Net Loss	$(12,616)	$(33,848)	$(49,589)	$(66,726)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding	228,058,601	221,027,877	227,016,009	220,073,209

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 9 MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(49,589)	$(66,726)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	10,644	8,275
Changes in operating assets:
Prepaid Expenses	—	—
Changes in operating liabilities:
Accounts payable	5,694	41,033
Payroll Liabilities	—	—
Net cash used in operating activities	(33,251)	(17,418)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	(35,068)
Payments for deferred costs	—	27,950
Net cash used in investing activities	—	(7,118)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,875	23,000
Payments on advances from shareholder	(600)	—
Net cash provided by financing activities	30,275	23,000

Net change in cash	(2,976)	(1,536)

Cash at beginning of period	8,997	10,736

CASH AT END OF PERIOD	$6,021	$9,200

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,387	$4,206
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2015 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,400,000 shares of the common stock for aggregate proceeds of $32,500, all of which was received in 2015. During the nine months ended September 30, 2016, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 3,900,000 shares of the common stock for aggregate proceeds of $30,875, full payment of which was received in the period.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2016 and for the nine months ended September 30, 2016 and 2015 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2016 and its operating results for the nine months ended September 30, 2016 and 2015 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.  The results of operations for the nine months ended September 30, 2016 are not necessarily an indication of operating results to be expected for the year ending December 31, 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  During the twelve months ended December 31, 2015 the Company received an aggregate of $32,500 from the sale of shares in private offerings of its common stock. During the nine months ended September 30, 2016 the Company received an aggregate of $30,875 from the sale of shares in private offerings of its common stock.  The Company intends to raise capital through private offerings until it is profitable.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2016 of $6,021, and $9,200 cash at September 30, 2015.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2015.  Impairment recorded for each of the nine months ended September 30, 2016 and 2015 was $-0-.  See Note 3.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2016 and 2015, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at September 30, 2016 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2015
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	30,498	27,779
7,949,534	3,365	1,487	1,878
8,131,557	5,092	2,002	3,090
8,498,871	21,114	6,119	14,995
9,142,217	35,068	2,698	32,370
	$186,163	$106,051	$80,112

Ended September 30, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	34,017	24,260
7,949,534	3,365	1,721	1,644
8,131,557	5,092	2,395	2,697
8,498,871	21,114	8,018	13,096
9,142,217	35,068	6,745	28,323
	$186,163	$116,143	$70,020

Amortization expense totaled $10,092 and $7,395 for the nine months ended September 30, 2016 and 2015, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending September 30, 2016

2016	3,362
2017	13,454
2018	13,454
2019	13,454
2020	13,454
Thereafter	12,842
Total	$70,020

Fixed Assets

Depreciation expense totaled $552 and $881 for the nine months ended September 30, 2016 and 2015.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2015	December 31, 2014

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(9,530)	(8,355)
Computer software and equipment, net	$737	$1,912

	September 30, 2016	September 30, 2015

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,082)	(9,235)
Computer software and equipment, net	$185	$1,032

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at September 30, 2016 and $600 at December 31, 2015.  The Company also owed the officers aggregate of $162,383 at September 30, 2016 and December 31, 2015 for accrued payroll.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2015	2014

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-3.40%	-10.09%
Costs capitalized under Section 195	-30.60%	-23.91%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2016, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2016.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2016, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  On September 30, 2016, the Company had cash balances at one FDIC insured financial institution of $6,021 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

On October 11, 2016 the Company entered into Stock Purchase Agreement for the private sale of an aggregate of 350,000 shares of the common stock for aggregate proceeds of $4,900.  Payment in full was received on October 11, 2016.  On October 21, 2016 the Company entered into Stock Purchase Agreement for the private sale of an aggregate of 300,000 shares of the common stock for aggregate proceeds of $3,300.  Payment in full was received on October 21, 2016.

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

At September 30, 2016 we accrued $4,387 of interest on accounts payable and paid $3,500 in gross payroll for the period.

At September 30, 2016, we had current assets of $6,021, and current liabilities of $283,005, as compared to $9,200 current assets and $269,990 in current liabilities at September 30, 2015. Our decrease in current assets is attributed to an increase of compensation. Our increase in current liabilities primarily is due to increased office expense.

We had a net loss of $49,589 and $66,726 for the nine months ended September 30, 2016 and 2015 respectively. The decrease in net loss is attributable to reduced professional fees incurred in the nine months ended September 30, 2016.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, we used $33,251 of cash in operating activities and $-0- of cash in investing activities, and we received $30,875 cash from sales of our common stock. As a result, for the nine months ended September 30, 2016, we recognized a $2,976 decrease in cash on hand. For the nine months ended September, 2015, $17,418 cash was used in operating activities, $7,118 cash in investing activities, and we received $23,000 cash from the sale of our common stock, resulting in a $1,536 decrease in cash on hand for the period.  During the nine months ended September 30, 2016 we paid in full the $600 related party loan.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2016, we owed our officers an aggregate of $162,383 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2015 and 2014 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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
10.49 10.50 10.51

Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (56)

Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (57)

Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (58)

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

(53)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(54)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(55)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2016

(56)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 19, 2016

(57)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 17, 2016

(58)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated November 2, 2016	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 2, 2016	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)