Form 10-K
period 2016-12-31
Advanced Voice Recognition Systems, Inc
filed 2017-03-31
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,790,726 based upon the last reported sales price on the OTC for such date. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s common stock, as of March 17, 2017 was 232,395,268.

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

PART I

 Item 1. Business.

General Overview.

Advanced Voice Recognition Systems, Inc. (the “Company”, “we” or “us”), is a software development company headquartered in Scottsdale, Arizona, with an office in Mitchell, South Dakota. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.   We are currently engaged in discussions with a certain firm dedicated to assisting in the commercialization of intellectual assets.

Our principal assets are our patents.  We currently hold six issued patents.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing System for Speech Recognition,” included 42 claims covering what we believed was an extremely broad base of features applicable to existing ASR products and markets, and expired on November 13, 2015.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Our fourth patent U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our fifth patent, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. Our sixth patent, U.S. Patent #9,142,217, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our fifth patent.  Our business strategy is to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

Speech Recognition Software and Related Firmware

Our principal proposed product is speech recognition software and related firmware which allows for dictation into a broad range of applications, including DOS applications running in Windows, UNIX and mainframe applications accessed through terminal emulation programs, various custom applications , and all Windows 3.x, 95, 98, 2000, XP, Vista, Windows 7 and Windows 10 programs. Through this product, we seek to provide full functionality including audio proofreading, deferred and delegated correction and additional capabilities that we believe are not available with other products. This product is designed to allow for deferred dictation, where the text is saved with the associated audio, and the users can resume when stopped and can play back dictated content. Similarly, the recognized text and associated audio can be saved to be used when text is corrected.

AVRS Enterprise Solutions

AVRS patented technology is applicable to many main stream speech enabled applications ranging from traditional desktop applications to mobile, web-based and cloud solutions.  The technology reaches beyond simple speech recognition and transcription into many other applications thus enabling the exchange of spoken text transcription amongst numerous users on diverse system platforms, as well as enabling the transcribed text to be utilized by many interface applications.  The key is the recognition of, and in many cases the transcription of, spoken text in a myriad of applications to allow a seamless interface among users and /or systems having disparate protocols.  Recognition of dictated speech including spoken text and commands, over many platforms provides operations of systems having diverse requirements and capabilities.

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

Hardware Manufacturers

We believe that our patented technology has applications in hardware manufacturing, and to that end, when we have sufficient available resources, we may approach hardware manufacturers both on a direct basis and through joint sales and marketing programs. We anticipate that we will offer technology and patent licenses to manufacturers of medical devices, digital dictation systems, recorders, workstation PCs, mobile phones, PDAs, WAPs and intelligent electronics. Alternatively, we may offer these manufacturers limited versions of our speech recognition software and related firmware product line for embedding into hardware. When we have sufficient available resources, we expect to develop joint sales and marketing programs for mainframe, thin-client, telephony and other large hardware processing systems.

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

On September 22, 2015, U.S. Patent #9,142,217, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 were capitalized during the third quarter of 2015 and the Company began amortization

On July 30, 2015 a continuation application, 14/821,786 was filed with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015.

Research and Development

During fiscal years 2016 and 2015, we did not incur any expense for research and development activities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2016 and 2015. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2015	0.01	0.01
Three Months Ended September 30, 2015	0.01	0.01
Three Months Ended June 30, 2015	0.01	0.01
Three Months Ended March 31, 2015	0.01	0.01
Three Months Ended December 31, 2015	0.01	0.01
Three Months Ended September 30, 2015	0.01	0.01
Three Months Ended June 30, 2015	0.01	0.01
Three Months Ended March 31, 2015	0.01	0.01

Holders

As of December 31, 2016, we have approximately 68 holders of record of our common stock and 230,395,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $76,847 for the year ended December 31, 2016, as compared to a net loss of 88,007 in 2015.  Professional fees were $34,558 in 2016, as compared to $52,300 in 2015, a decrease of $17,742.

Liquidity and Capital Resources

During the year ended December 31, 2016, we used $44,868 of cash in operating activities and $-0- of cash in investing activities.  We received $45,325 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2016, we recognized a $457 net increase in cash on hand. For the year ended December 31, 2015, we used $27,120 of cash in operating activities and $7,118 of cash in investing activities, and received net cash of $32,500 provided by financing activities, resulting in a $1,738 decrease in cash on hand for the year.

At December 31, 2016, we had current assets of $9,454 and current liabilities of $295,698 as compared to current assets of $8,997 and current liabilities of $277,911 at December 31, 2015.  Our increase in current assets resulted from a increased amount of equity financing in 2016 as compared to 2015.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2016, we entered into Stock Purchase Agreements for the private sale to eleven persons or entities of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325.  All of the proceeds were paid during the 12 months ended December 31, 2016.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of April 20, 2016 2% interest accrued.

On August 20, 2015, AVRS entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS.

On November 1, 2016, AVRS entered into a Contingent Fee Agreement with Buether Joe and Carpenter, LLC to represent AVRS in connection with investigating and asserting claims including negotiating license agreements and the filing and prosecution of lawsuits against any potential infringers of the Patent rights.

If we initiate or defend infringement actions, we would expect to incur substantial costs and legal fees that ultimately may not be recoverable.

We will require additional debt or equity financing or a combination of both in order to carry out our business plan. We incurred substantial legal fees and costs in connection with the interference proceeding with Allvoice Developments, US LLC (“Allvoice”), and we will likely continue to incur expenses in defending our patents and pursuing license agreements.  We plan to raise additional funds through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Our board of directors may attempt to use non-cash consideration to satisfy obligations that may consist of restricted shares of our common stock. These actions would result in dilution of the ownership interests of existing shareholders and may further dilute our common stock book value.

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

  We are currently engaged in discussion with a firm dedicated to assisting in the commercialization of intellectual assets.

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

Off-Balance Sheet Arrangements

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC (Dominion) pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. Dominion has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by Dominion, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by Dominion, AVRS will be responsible for any contingency payments to law firms.

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Buether Joe & Carpenter, LLC (“BJC”) pursuant to which BJC will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  BJC will handle licensing and litigation activities under the Agreement on a contingent fee basis.  BJC’s fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mentor Capital, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (“the Company”) as of December 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Advanced Voice Recognition Systems, Inc., as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 31, 2016

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2016	2015
ASSETS

Current Assets
Cash	$9,454	$8,997

Total Current Assets	9,454	8,997

Fixed Assets
Computer software and equipment, net	—	737
Total Fixed Assets	—	737

Intangible Assets
Patent, net	66,658	80,112
Deferred costs	1,485	1,485
Total Intangible Assets	68,143	81,597
Total Assets	$77,597	$91,331

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$109,393	$92,999
Payroll	162,383	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	3,987	1,994
Indebtedness to related parties	—	600
Total Current Liabilities	295,698	277,911

Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
230,395,268 and 224,595,268, issued and outstanding respectively	$230,395	$224,596
Additional paid-in capital	7,741,773	7,702,247
Accumulated Deficit	(8,190,269)	(8,113,423)
Total Stockholders' Deficit	(218,101)	(186,580)
Total Liabilities and Stockholders' Deficit	$77,597	$91,331

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
General and administrative:
Compensation	3,928	1,577
Professional fees	34,558	52,300
Office	25,397	24,307
Travel	320	704
Other	1,689	1,528
Impairment of Deferred Costs	—	—
Total operating expenses	65,892	80,416

Loss from operations	(65,892)	(80,416)

Other income and (expense):
Investment Income	—	—
Interest expense	(10,954)	(7,591)
Loss on sale of assets	—	—
Net other expense	(10,954)	(7,591)

Loss before income taxes	(76,846)	(88,007)

Provision for income taxes (Note 5)	—	—

Loss before extraordinary items	(76,846)	(88,007)

Gain on early extinguishment of debt	—	—

Net Loss	$(76,846)	$(88,007)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding	227,639,241	221,054,720

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	219,195,268	$219,195	$7,675,148	$(8,025,416)	$(131,073)

March 18, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

June 30, 2015 300,000 shares of common stock issued for stock purchase agreement	300,000	300	2,700	-	3,000

July 31, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

August 24, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

September 1, 2015 800,000 shares of common stock issued for stock purchase agreement	800,000	800	7,200	-	8,000

September 28, 2015 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

October 14, 2015 400,000 shares of common stock issued for stock purchase agreement	400,000	400	1,600	-	2,000

October 14, 2015 700,000 shares of common stock issued for stock purchase agreement	700,000	700	2,800	-	3,500

November 30, 2015 800,000 shares of common stock issued for stock purchase agreement	800,000	800	3,200	-	4,000

Net Loss	-	-	-	(88,007)	(88,007)

Balance at December 31, 2015	224,595,268	$224,595	$7,702,248	$(8,113,423)	$(186,580)

January 19, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

February 19, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

March 10, 2016 200,000 shares of common stock issued for stock purchase agreement	200,000	200	1,800	-	2,000

March 10, 2016 500,000 shares of common stock issued for stock purchase agreement	500,000	500	4,500	-	5,000

March 17, 2016 850,000 shares of common stock issued for stock purchase agreement	850,000	850	7,650	-	8,500

July 19, 2016 850,000 shares of common stock issued for stock purchase agreement	850,000	850	5,525	-	6,375

September 19, 2016 300,000 shares of common stock issued for stock purchase agreement	300,000	300	2,700	-	3,000

October 11, 2016 350,000 shares of common stock issued for stock purchase agreement	350,000	350	4,550	-	4,900

October 21, 2016 300,000 shares of common stock issued for stock purchase agreement	300,000	300	3,000	-	3,300

November 16, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

December 14, 2016 650,000 shares of common stock issued for stock purchase agreement	650,000	650	2,600	-	3,250

Net Loss	-	-	-	(76,846)	(76,846)

Balance at December 31, 2016	230,395,268	$230,395	$7,741,773	$(8,190,269)	$(218,101)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(76,846)	$(88,007)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	14,191	11,933
Changes in operating assets:
Prepaid Expenses	—	—
Changes in operating liabilities:
Accounts payable	18,387	48,954
Accrued interest related party	—	—
Net cash used in operating activities	(44,268)	(27,120)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	(35,068)
Payments for deferred costs	—	27,950
Net cash used in investing activities	—	(7,118)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	45,325	32,500
Payments on advances from shareholder	—	—
Payments on promissory note from shareholder	(600)	—
Proceeds from promissory notes and advances	—	—
Net cash provided by financing activities	44,725	32,500

Net change in cash	457	(1,738)

Cash at beginning of period	8,997	10,736

CASH AT END OF PERIOD	$9,454	$8,997

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,954	$7,591
Income taxes	$—	$—

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

AVRS is a software development company specializing in speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets).   The Company has currently engaged a firm to investigate and asserting claims relating to certain patents including negotiating licensing agreements and the filing and prosectution of lawsuits.

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

Stock Purchase Agreements

During the year ended December 31, 2016 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325, full payment of which was received in the period.  During the year ended December 31, 2015, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,400,000 shares of the common stock for aggregate proceeds of $32,500, all of which was received in 2015.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest  at 2% was accrued and reported at December 31, 2016.

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with unrelated third party  (Third Party) pursuant to which the Third Party will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. The Third Party has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by the Third Party, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by the Third Party, AVRS will be responsible for any contingency payments to law firms.  Any and all advanced costs will only become liabilities if successful.

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2016 the Company received an aggregate of $45,325 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2015 the Company received an aggregate of $32,500 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS .  Dominion has agreed to advanced costs up to an aggregate of $10,000,000.  In addition the Company has entered into a Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2016 of $9,454, and $8,997 cash at December 31, 2015.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections.”  ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2016.  Impairment recorded for each of the years ending 2016 and 2015 was $0.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2016 and 2015, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements.  The Company believes that there would be no material effect on the presentation of the financial statements.

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

On July 30, 2015 a continuation application, 14/821,786 was filed with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015.  See Note 7 subsequent events.

Amortization at December 31, 2016 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2015
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	30,498	27,779
7,949,534	3,365	1,487	1,878
8,131,557	5,092	2,002	3,090
8,498,871	21,114	6,119	14,995
9,142,217	35,068	2,698	32,370
	$186,163	$106,051	$80,112

Ended December 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	35,190	23,087
7,949,534	3,365	1,800	1,565
8,131,557	5,092	2,524	2,568
8,498,871	21,114	8,651	12,463
9,142,217	35,068	8,093	26,975
	$186,163	$119,505	$66,658

Amortization expense totaled $13,454 and $10,757 for the years ending December 31, 2016 and 2015, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,
2017	13,454
2018	13,454
2019	13,454
2020	13,454
2021	12,842
$ 66,658

Fixed Assets

Depreciation expense totaled $737 for the year ended December 31, 2016 and $1,175 for the year ended December 31, 2015.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2016	December 31, 2015

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(9,530)
Computer software and equipment, net	$—	$737

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- and $-600- at December 31, 2016 and 2015 respectively.  The Company also owed the officers aggregate of $162,383 at December 31, 2016 and 2015 for accrued payroll.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2016	2015
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-16.06%	-.3.40%
Costs capitalized under Section 195	-17.94%	-30.60%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2016, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2016.

Note 6.    Concentration of Risk

Beginning December 31, 2010, through December 31, 2016, all noninterest-bearing transaction accounts are fully insured, up to a balance of $250,000 at all FDIC-insured institutions.  On December 31, 2016, the Company had cash balances at one FDIC insured financial institution of $9,454 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.     Subsequent Events

On January 6, 2017 the Company filed a continuation in the U.S. Patent and Trademark Office to patent application 14/821,786 resulting in the new application 15/400,732.  Deferred costs of $1485 will remain until the patent is prosecuted and issued.  Costs will be capitalized in the period  that the patent is issued.

On January 16, 2017 AVRS agreed to extend the Adapt IP Letter Agreement of March 16, 2015 and the Promissory Note of April 20, 2015.   Interest of $3987 has accrued through December 31, 2016

Note 8.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2016 and 2015, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2016 and 2015 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2016 and 2015 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	60	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	63	—	Secretary, Treasurer and Principal Accounting Officer

(1) Donald Getty served as Director in 2015 until he passed in February 2016.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2016	3,500	0	0	0	0	0	0	3,500
President, CEO, CFO Director (1)	2015	1,500	0	0	0	0	0	0	1,500

Diane Jakowchuk,	2016	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2015	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2015 and 2016.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2015 and 2016.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2015 was $1,500 and $3,500 in 2016.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue in 2015 or 2016.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2015 and 2016 for his service as one of our Directors.

2 Mr. Getty unexpectedly passed away in February 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2015, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 201 was 230,395,268.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	21.58%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.71%

All directors and executive officers as a group (three persons)	55,269,520		23.99%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		19.33%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		6.06%

Joseph Miglietta 2464 Coral Ridge Circle Melbourne, FL 3295	13,680,000		5.94%

Michael Davis 1933 E. McDowell Rd Phoenix, AZ 85006	13,687,800		5.94%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2016 and December 31, 2015.

Services	2016	2015

Audit Fees	$16,800	$15,930
Audit Related Services	7,560	6,967
Tax Fees	1,275	1,350
Total Fees	$25,635	$24,247

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

2.1	Stock Exchange Agreement dated April 14, 2008, between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc.(1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc.(2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC(49)
3.1	Articles of Incorporation(3)
3.2	Certificate of Change to Articles of Incorporation(4)
3.3	Bylaws(3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd.(5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc.(6)
10.3	Purchase Agreement dated January 10, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated January 25, 2012 between Advanced Voice Recognition Systems, Inc. and four Investors. (10)
10.5	Purchase Agreement dated August 17, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (11)
10.6	Purchase Agreement dated November 21, 2012 between Advanced Voice Recognition Systems, Inc. and two Investors. (12)
10.7	Purchase Agreement dated November 23, 2012 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated May 24, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated June 13, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated July 18, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated August 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated August 21, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Purchase Agreement dated September 3, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (19)
10.14	Purchase Agreement dated September 25, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated October 1, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated October 22, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated October 28, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated December 10, 2013 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated January 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated February 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Purchase Agreement dated February 24, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (27)
10.22	Purchase Agreement dated May 8, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 9, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 19, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 20, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 18, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated July 7, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Purchase Agreement dated December 5, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (34)
10.29	Purchase Agreement dated December 29, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated December 30, 2014 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Letter Agreement dated March 16, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (37)
10.32	Purchase Agreement dated March 17, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Letter Agreement dated April 20, 2015 between Advanced Voice Recognition Systems, Inc. and Adapt IP. (39)
10.34	Purchase Agreement dated June 3, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated July 31, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Letter Agreement dated August 21, 2015 between Advanced Voice Recognition Systems, Inc. and Dominion. (42)
10.37	Purchase Agreement dated August 24, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated September 1, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated September 28, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Purchase Agreement dated October 14, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (46)
10.41	Purchase Agreement dated October 14, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Purchase Agreement dated November 30, 2015 between Advanced Voice Recognition Systems, Inc. and an Investor. (48)
10.43	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (49)
10.44	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (50)
10.45	Departure of Directors or Certain Officers dated February 26, 2016 (51)
10.46	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (52)
10.47	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (53)
10.48 10.49 10.50 10.51 10.52 10.53 10.54

Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (54)

Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor (55)

Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (56)

Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (57)

Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (58)

Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (59)

Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (60)

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

(45)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 2, 2015

(46)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 19, 2015

(47)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 19, 2015

(48)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 2, 2015

 (49)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 25, 2016

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

(54)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2016

(55)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 19, 2016

(56)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 17, 2016

(57)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016

(58)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2016

(59)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 21, 2016

(60)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th of March, 2017.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

___/s/ Walter Geldenhuys________________________
Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 31, 2017
/s/ Diane Jakowchuk________		March 31, 2017
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer