Form 10-Q
period 2017-03-31
Advanced Voice Recognition Systems, Inc
filed 2017-05-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐       No ☒

As of May 4, 2017, 234,695,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS

Current Assets
Cash	$8,595	$9,454
Total Current Assets	8,595	9,454

Fixed Assets
Computer software and equipment, net	—	—
Total Fixed Assets	—	—

Intangible Assets
Patent, net	63,294	66,658
Deferred costs	1,485	1,485
Total Intangible Assets	64,779	68,143
Total Assets	$73,374	$77,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$126,642	$109,393
Payroll	162,382	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	4,485	3,987
Indebtedness to related parties	—	—
Total Current Liabilities	313,444	295,698

Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
232,995,268 and 230,395,268, issued and outstanding respectively	$232,995	$230,395
Additional paid-in capital	7,752,173	7,741,773
Deficit accumulated during development stage	(8,225,238)	(8,190,269)
Total Stockholders' Deficit	(240,070)	(218,101)
Total Liabilities and Stockholders' Deficit	$73,374	$77,597

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2017	2016

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
General and administrative:
Compensation	3,325	1,561
Professional fees	22,865	15,344
Office	5,512	5,707
Travel	—	132
Other	807	560
Total operating expenses	32,509	23,304

Loss from operations	(32,509)	(23,304)

Other income and (expense):
Interest expense	(2,460)	(1,407)
Net other expense	(2,460)	(1,407)

Loss before income taxes	(34,969)	(24,711)

Provision for income taxes	—	—

Loss before extraordinary items	(34,969)	(24,711)

Gain on early extinguishment of debt	—	—

Net Loss	$(34,969)	$(24,711)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares	231,539,713	225,624,157

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(34,969)	$(24,711)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	3,364	3,548
Changes in operating assets:
Prepaid Expenses	—	—
Changes in operating liabilities:
Accounts payable	17,746	6,403
Payroll liabilities	—	273
Net cash used in operating activities	(13,859)	(14,487)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	—
Payments for deferred costs	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	13,000	21,500
Payments on advances from shareholder	—	—
Payments on promissory note from shareholder	—	(600)
Proceeds from promissory notes and advances	—	—
Net cash provided by financing activities	13,000	20,900

Net change in cash	(859)	6,413

Cash at beginning of period	9,454	8,997

CASH AT END OF PERIOD	$8,595	$15,410

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,460	$1,407
Income taxes	$—	$—

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

AVRS is a software development company specializing in speech recognition technologies. AVRS has successfully obtained patent protection of its proprietary technology (refer to Note 3, Intangible Assets).   The Company has currently engaged a firm to investigate and asserting claims relating to certain patents including negotiating licensing agreements and the filing and prosecution of lawsuits.

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

Stock Purchase Agreements

During the year ended December 31, 2016 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325, full payment of which was received in the period. During the three months ended March 31, 2017, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 2,600,000 shares of the common stock for aggregate proceeds of $13,000, full payment of which was received in the period.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  AVRS is obligated to pay the funds advanced plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  Interest at 2% was accrued and reported at March 31, 2017.

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with unrelated third party  (Third Party) pursuant to which the Third Party will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. The Third Party has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by the Third Party, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by the Third Party, AVRS will be responsible for any contingency payments to law firms.  Any and all advanced costs will only become liabilities if successful and will be repaid as percentages of the earnings.

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

On April 24, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) was advised that Meyer & Associates L.L.C. (Meyer) would file a lawsuit on May 2, 2017 for outstanding accounts payable of $53,730.99.  No lawsuit has been filed at this time as there are ongoing negotiations to settle the debt.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2017 and its operating results for the three months ended March 31, 2017 and 2016 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily an indication of operating results to be expected for the year ending December 31, 2017.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $240,000 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2016 the Company received an aggregate of $45,325 from the sale of shares in private offerings of its common stock.  During the three months ended March 31, 2017 the Company received an aggregate of $13,000 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS.  Dominion has agreed to advanced costs up to an aggregate of $10,000,000.  In addition the Company has entered into a Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2017 of $8,595, and $15,410 cash at March 31, 2016.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2016.  Impairment recorded for each of the three months ended March 31, 2017 and 2016 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2017 and 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at March 31, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	35,190	23,087
7,949,534	3,365	1,800	1,565
8,131,557	5,092	2,524	2,568
8,498,871	21,114	8,651	12,463
9,142,217	35,068	8,093	26,975
	$186,163	$119,505	$66,658

Ended March 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	36,363	21,914
7,949,534	3,365	1,878	1,487
8,131,557	5,092	2,655	2,437
8,498,871	21,114	9,284	11,830
9,142,217	35,068	9,442	25,626
	$186,163	$122,869	$63,294

Amortization expense totaled $3,364 for the three months ended March 31, 2017 and 2016.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending March 31, 2017

2017	10,090
2018	13,454
2019	13,454
2020	13,454
2021	12,842
Total	$63,294

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2016.  Depreciation expense totaled $184 for the three months ended March 31, 2016.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2016	December 31, 2015

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(9,530)
Computer software and equipment, net	$0	$737

	March 31, 2017	March 31, 2016

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(9,714)
Computer software and equipment, net	$0	$553

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at March 31, 2017 and 2016.  The Company also owed the officers aggregate of $162,382 at March 31, 2017 and December 31, 2016 for accrued payroll.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2016	2015

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-16.06%	-3.40%
Costs capitalized under Section 195	-17.94%	-30.60%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2016, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2017.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2017, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On March 31, 2017, the Company had cash balances at one FDIC insured financial institution of $8,595 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

On March 31, 2017, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Letter of Engagement for Legal Services Limited Scope Agreement  (“Agreement”) with Schmeiser, Olsen & Watts LLP (“the Firm”) pursuant to which the Firm will serve as local counsel in the United States District Court, District of Arizona.

On April 24, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) was advised that Meyer & Associates L.L.C. (Meyer) would file a lawsuit on May 2, 2017 for outstanding accounts payable of $53,730.99.  No lawsuit has been filed at this time as there are ongoing negotiations to settle the debt.

For the dates of March 31, 2017 through May 12, 2017 Four Stock Purchase Agreements were recorded by 8k for a total of 1,700,000 shares.

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

At March 31, 2017 we accrued $2,460 of interest on accounts payable and paid $3,325 in gross payroll for the period.

At March 31, 2017, we had current assets of $8,595, and current liabilities of $313,444, as compared to $9,454 current assets and $295,698 in current liabilities at December 31, 2016. Our decrease in current assets is attributed to decreased sales of shares of our common stock. Our increase in current liabilities primarily is due to the increase in audit fees.

We had a net loss of $34,969 and $24,711 for the three months ended March 31, 2017 and 2016 respectively. The increase in net loss is attributable to increased audit fees incurred in the three months ended March 31, 2017.

Liquidity and Capital Resources

For the three months ended March 31, 2017, we used $13,859 of cash in operating activities and $-0- of cash in investing activities, and we received $13,000 cash from sales of our common stock. As a result, for the three months ended March 31, 2017, we recognized a $859 decrease in cash on hand. For the three months ended March 31, 2016, $14,487 cash was used in operating activities, $-0- cash in investing activities, and we received $21,500 cash from the sale of our common stock, resulting in a $6,413 increase in cash on hand for the period.  During the three months ended March 31, 2016 we paid in full the $600 related party loan.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2017 and December 31, 2016, we owed our officers an aggregate of $162,382 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2016 and 2015 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel 19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of March 31, 2017 $4,485 interest has accrued.

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

Off-Balance Sheet Arrangements

On March 16, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a material Letter Agreement  with Adapt IP Ventures, LLC  (Adapt IP) in which it retained Adapt IP on an exclusive basis.  Adapt IP will assist AVRS in identifying companies that might be interested in acquiring and / or licensing the Patents, attempt to negotiate financial terms and conditions for the acquisition and /or licensing of the Patents with such Entity(ies) and assist with collection of compensation from such entities.  In connection with services provided under this Agreement, AVRS shall pay Adapt IP a success fee.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2017 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Legal Proceedings

On April 24, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) was advised that Meyer & Associates L.L.C. (Meyer) would file a lawsuit on May 2, 2017 for outstanding accounts payable of $53,730.99.  No lawsuit has been filed at this time as there are ongoing negotiations to settle the debt.

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59

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

Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (57)

Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (58)

Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (59)

Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc and an Investor (60)

Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (61)

Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (62)

Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (63)

Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (64)

Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (65)

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

(57)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 25, 2016

(58)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2016

(59)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 21, 2016

(60)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 14, 2016

(61)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 13, 2017

(62)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2017

(63)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 27, 2017

(64)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2017

(65)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 28, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated May 12, 2017	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 12, 2017	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)