Form 10-Q
period 2017-06-30
Advanced Voice Recognition Systems, Inc
filed 2017-08-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐       No ☒

As of August 7, 2017, 240,295,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$21,021	$9,454
Total Current Assets	21,021	9,454

Fixed Assets
Computer software and equipment, net	—	—
Total Fixed Assets	—	—

Intangible Assets
Patent, net	59,930	66,658
Deferred costs	2,935	1,485
Total Intangible Assets	62,865	68,143
Total Assets	$83,886	$77,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$120,242	$109,393
Payroll	162,382	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	4,984	3,987
Indebtedness to related parties	—	—
Total Current Liabilities	307,543	295,698
Commitments and Contingencies
Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
240,295,268 and 230,395,268, issued and outstanding respectively	$240,295	$230,395
Additional paid-in capital	7,781,373	7,741,773
Accumulated Deficit	(8,245,325)	(8,190,269)
Total Stockholders' Deficit	(223,657)	(218,101)
Total Liabilities and Stockholders' Deficit	$83,886	$77,597

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit		—		—

Operating expenses:
General and administrative:
Compensation	5,434	2,310	8,760	3,871
Professional fees	6,466	2,491	29,331	17,835
Office	5,004	5,561	10,515	11,268
Travel	256	188	256	319
Other	722	245	1,529	805
Total operating expenses	17,882	10,795	50,391	34,098

Loss from operations	(17,882)	(10,795)	(50,391)	(34,098)

Other income and (expense):
Interest expense	(2,205)	(1,467)	(4,665)	(2,874)
Net other expense	(2,205)	(1,467)	(4,665)	(2,874)

Loss before income taxes	(20,087)	(12,262)	(55,056)	(36,972)

Provision for income taxes	—	—	—	—

Loss before extraordinary items	(20,087)	(12,262)	(55,056)	(36,972)

Net Loss	$(20,087)	$(12,262)	$(55,056)	$(36,972)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	235,633,046	227,345,268	233,586,379	226,494,712

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 6 MONTHS ENDED
	JUNE 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(55,056)	$(36,972)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	6,728	7,096
Changes in operating assets:

Changes in operating liabilities:
Accounts payable	11,845	7,009
Payroll liabilities	—	—
Net cash used in operating activities	(36,483)	(22,867)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	—
Payments for deferred costs	(1,450)	—
Net cash used in investing activities	(1,450)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	49,500	21,500
Payments on advances from shareholder	—	(600)
Payments on promissory note from shareholder	—	—
Proceeds from promissory notes and advances	—	—
Net cash provided by financing activities	49,500	20,900

Net change in cash	11,567	(1,967)

Cash at beginning of period	9,454	8,997

CASH AT END OF PERIOD	$21,021	$7,030

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,665	$2,874
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2016 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325, full payment of which was received in the period. During the six months ended June 30, 2017, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 9,900,000 shares of the common stock for aggregate proceeds of $49,500, full payment of which was received in the period.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  AVRS is obligated to pay the funds advanced plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  Interest at 2% was accrued and reported at June 30, 2017.

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with unrelated third party (Third Party) pursuant to which the Third Party will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. The Third Party has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by the Third Party, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by the Third Party, AVRS will be responsible for any contingency payments to law firms.  Any and all advanced costs will only become liabilities if successful and will be repaid as percentages of the earnings.  On June 28, 2017 AVRS and the Third Party agreed to terminate the August 20, 2015 Letter Agreement.  AVRS did not incur any material early termination penalties in connection of the early termination of the agreement. As a result of the termination AVRS acquired the liability associated with legal services in connection with the preparation and prosecution of patent applications and related matters before the United States Patent and Trademark Office (“USPTO”).  Additionally, AVRS, in conjunction with Buether, Joe & Carpenter LLC (“BJC”) have identified and are in discussion with two new litigation funding sources.

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and Legal Representation revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Third Party Letter Agreement.

On April 24, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) was advised that Meyer & Associates L.L.C. (Meyer) would file a lawsuit on May 2, 2017 for outstanding accounts payable of $53,730.99.  No lawsuit has been filed at this time as there are ongoing negotiations to settle the debt.

Advanced Voice Recognition Systems, Inc (AVRS) is in discussion with two potential litigation funding sources.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2017 and for the six months ended June 30, 2017 and 2016 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2017 and its operating results for the six months ended June 30, 2017 and 2016 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016.  The results of operations for the six months ended June 30, 2017 are not necessarily an indication of operating results to be expected for the year ending December 31, 2017.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $224,000 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2016 the Company received an aggregate of $45,325 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2017 the Company received an aggregate of $49,500 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS.  Dominion has agreed to advanced costs up to an aggregate of $10,000,000. The Company and Dominion agreed to terminate the agreement.  The Company did not incur any material early termination penalties.  In addition the Company has revised the Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.  Currently the Company is in discussion with two potential litigating funding sources.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2017 of $21,021, $9,454 at December 31, 2016 and $7,030 cash at June 30, 2016.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. Costs of $1450 were deferred at June 30, 2017 as a result of the filing of a new patent application.  Deferred costs at June 30,, 2017 and December 31, 2016 were $2,935 and $1,485 respectively.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2016.  Impairment recorded for each of the six months ended June 30, 2017 and 2016 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2017 and 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On January 6, 2017 the Company filed a continuation in the U.S. Patent and Trademark Office to patent application 14/821,786 resulting in the new application 15/400,732.  Deferred costs of $2935 will remain until the patent is prosecuted and issued.  Costs will be capitalized in the period that the patent is issued.

Amortization at June 30, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	35,190	23,087
7,949,534	3,365	1,800	1,565
8,131,557	5,092	2,524	2,568
8,498,871	21,114	8,651	12,463
9,142,217	35,068	8,093	26,975
	$186,163	$119,505	$66,658

Ended June 30, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	37,536	20,741
7,949,534	3,365	1,956	1,409
8,131,557	5,092	2,786	2,306
8,498,871	21,114	9,917	11,197
9,142,217	35,068	10,791	24,277
	$186,163	$126,233	$59,930

Amortization expense totaled $6,728 for the six months ended June 30, 2017 and 2016.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending June 30, 2017

2017	6,726
2018	13,454
2019	13,454
2020	13,454
2021	12,842
Total	$59,930

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2016.  Depreciation expense totaled $368 for the six months ended June 30, 2016.

PROPERTY PLANT AND EQUIPMENT

December 31, 2016

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Computer software and equipment, net	$0

	June 30, 2017	June 30, 2016

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(9,898)
Computer software and equipment, net	$0	$369

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at June 30, 2017 and 2016.  The Company also owed the officers aggregate of $162,382 at June 30, 2017 and December 31, 2016 for accrued payroll.  During the period ending June 30, 2017, and June 30, 2016 the Company paid gross payroll of $8,760 and  $3,871 to the CEO.  During the period ending June 30, 2017, AVRS completed Stock Purchase Agreements totaling 2,300,000 shares of AVRS stock to one shareholder.  All shares were paid in the period ending June 30, 2017.  Prior to the purchase the shareholder owned 9.09% of the issued and outstanding stock. At period ending June 30, 2017 the customer owned 9.77% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2016	2015

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-16.06%	-3.40%
Costs capitalized under Section 195	-17.94%	-30.60%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2017, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2017.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through June 30, 2017, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On June 30, 2017, the Company had cash balances at one FDIC insured financial institution of $21,021 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.                   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

AVRS, in conjunction with legal representative Buether, Joe & Carpenter, LLC have identified and are in discussion with two separate litigation funding sources.  When an agreement is finalized it will replace the terminated financing Agreement with Dominion Harbor Group.

Gross Payroll of $4863 has been paid to the CEO subsequent to the period ending June 30, 2017.

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

At June 30, 2017 we accrued $4,665 of interest on accounts payable and paid $5,434 in gross payroll for the period.

At June 30, 2017, we had current assets of $21,021, and current liabilities of $307,543, as compared to $9,454 current assets and $295,698 in current liabilities at December 31, 2016. Our increase in current assets is attributed to increased sales of shares of our common stock. Our increase in current liabilities primarily is due to the increase in audit fees.

We had a net loss of $55,056 and $36,972 for the six months ended June 30, 2017 and 2016 respectively. The increase in net loss is attributable to increased audit fees incurred in the six months ended June 30, 2017.

Liquidity and Capital Resources

For the six months ended June 30, 2017, we used $36,483 of cash in operating activities and $1450 of cash in investing activities, and we received $49,500 cash from sales of our common stock. As a result, for the six months ended June 30, 2017, we recognized a $11,567 increase in cash on hand. For the six months ended June 30, 2016, $22,867 cash was used in operating activities, $-0- cash in investing activities, and we received $21,500 cash from the sale of our common stock, resulting in a $1,967 decrease in cash on hand for the period.  During the six months ended June 30, 2016 we paid in full the $600 related party loan.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2017 and December 31, 2016, we owed our officers an aggregate of $162,382 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2016 and 2015 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of June 30, 2017 $4,984 interest has accrued.

On August 20, 2015, AVRS entered into a letter agreement with Dominion Harbor Group, LLC pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. On June 28, 2017 AVRS and Dominion agreed to terminate the August 20, 2015 Letter Agreement.  AVRS did not incur any material early termination penalties in connection of the early termination of the agreement.

On November 1, 2016, AVRS entered into a Contingent Fee Agreement with Buether Joe and Carpenter, LLC to represent AVRS in connection with investigating and asserting claims including negotiating license agreements and the filing and prosecution of lawsuits against any potential infringers of the Patent rights. On June 6, 2017 AVRS and Buether Joe and Carpenter, LLC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Dominion Harbor Letter Agreement.

Currently the Company is in discussion with two potential litigating funding sources.

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

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC (Dominion) pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. Dominion has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by Dominion, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by Dominion, AVRS will be responsible for any contingency payments to law firms.  On June 28, 2017 AVRS and Dominion agreed to terminate the August 20, 2015 Letter Agreement.  AVRS did not incur any material early termination penalties in connection of the early termination of the agreement.

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Buether Joe & Carpenter, LLC (“BJC”) pursuant to which BJC will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  BJC will handle licensing and litigation activities under the Agreement on a contingent fee basis.  BJC’s fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Dominion Harbor Letter Agreement.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2017 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 10.67

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

Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (62)

Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (63)

Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (64)

Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (65)

Letter Agreement dated March 31, 2017 between Advanced Voice Recognition Systems, Inc and Schmeiser (66)

Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (67)

Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (68)

Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (69)

Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (70)

Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (71)

Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (72)

Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc and Dominion (73)

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

(62)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2017

(63)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 27, 2017

(64)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2017

(65)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 28, 2017

(66)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 4, 2017

(67)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 18, 2017

(68)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2017

(69)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2017

(70)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 8, 2017

(71)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017

(72)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2017

(73)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated August 7, 2017	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 7, 2017	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)