Form 10-Q
period 2017-09-30
Advanced Voice Recognition Systems, Inc
filed 2017-11-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐       No ☒

As of November 3, 2017 241,170,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2017 (Unaudited)	2016
ASSETS

Current Assets
Cash	$7,492	$9,454
Total Current Assets	7,492	9,454

Fixed Assets
Computer software and equipment, net	—	—
Total Fixed Assets	—	—

Intangible Assets
Patent, net	56,566	66,658
Deferred costs	2,935	1,485
Total Intangible Assets	59,501	68,143
Total Assets	$66,993	$77,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$124,059	$109,393
Payroll	162,382	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	5,482	3,987
Indebtedness to related parties	—	—
Total Current Liabilities	311,858	295,698
Commitments and Contingencies
Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
240,295,268 and 230,395,268, issued and outstanding respectively	$240,295	$230,395
Additional paid-in capital	7,781,373	7,741,773
Deficit accumulated	(8,266,533)	(8,190,269)
Total Stockholders' Deficit	(244,865)	(218,101)
Total Liabilities and Stockholders' Deficit	$66,993	$77,597

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit		—		—

Operating expenses:
General and administrative:
Compensation	4,863	—	13,623	3,871
Professional fees	6,690	3,036	36,021	20,749
Office	6,356	7,707	16,871	19,098
Travel	42	—	298	319
Other	357	360	1,886	1,165
Total operating expenses	18,308	11,103	68,699	45,202

Loss from operations	(18,308)	(11,103)	(68,699)	(45,202)

Other income and (expense):
Interest expense	(2,900)	(1,513)	(7,565)	(4,387)
Net other expense	(2,900)	(1,513)	(7,565)	(4,387)

Loss before income taxes	(21,208)	(12,616)	(76,264)	(49,589)

Provision for income taxes	—	—	—	—

Loss before extraordinary items	(21,208)	(12,616)	(76,264)	(49,589)

Net Loss	$(21,208)	$(12,616)	$(76,264)	$(49,589)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	240,295,268	228,058,601	235,822,675	227,016,009

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	SEPTEMBER 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(76,264)	$(49,589)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	10,092	10,644
Changes in operating assets:
Changes in operating liabilities:
Accounts payable	16,160	5,694
Payroll liabilities	—	—
Net cash used in operating activities	(50,012)	(33,251)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	—
Payments for deferred costs	(1,450)	—
Net cash used in investing activities	(1,450)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	49,500	30,875
Payments on advances from shareholder	—	(600)
Payments on promissory note from shareholder	—	—
Proceeds from promissory notes and advances	—	—
Net cash provided by financing activities	49,500	30,275

Net change in cash	(1,962)	(2,976)

Cash at beginning of period	9,454	8,997

CASH AT END OF PERIOD	$7,492	$6,021

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,565	$4,387
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2016 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325, full payment of which was received in the period. During the nine months ended September 30, 2017, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 9,900,000 shares of the common stock for aggregate proceeds of $49,500, full payment of which was received in the period.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  AVRS is obligated to pay the funds advanced plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  Interest at 2% was accrued and reported at September 30, 2017.

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

On November 6, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) was advised that Meyer & Associates L.L.C. (Meyer) filed suit on October 30, 2017 for costs and fees.  At period ending September 30, 2017 $50,832.41 has been accrued.

Advanced Voice Recognition Systems, Inc (AVRS) is in discussion with two potential litigation funding sources.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2017 and for the nine months ended September 30, 2017 and 2016 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2017 and its operating results for the nine months ended September 30, 2017 and 2016 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016.  The results of operations for the nine months ended September 30, 2017 are not necessarily an indication of operating results to be expected for the year ending December 31, 2017.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $244,865 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2016 the Company received an aggregate of $45,325 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2017 the Company received an aggregate of $49,500 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2017 of $7,492, $9,454 at December 31, 2016 and $6,021 cash at September 30, 2016.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. Costs of $1450 were deferred at June 30, 2017 as a result of the filing of a new patent application.  Deferred costs at September 30,, 2017 and December 31, 2016 were $2,935 and $1,485 respectively.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2016.  Impairment recorded for each of the nine months ended September 30, 2017 and 2016 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2017 and 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at September 30, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	35,190	23,087
7,949,534	3,365	1,800	1,565
8,131,557	5,092	2,524	2,568
8,498,871	21,114	8,651	12,463
9,142,217	35,068	8,093	26,975
	$186,163	$119,505	$66,658

Ended September 30, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	38,709	19,568
7,949,534	3,365	2,034	1,331
8,131,557	5,092	2,917	2,175
8,498,871	21,114	10,550	10,564
9,142,217	35,068	12,140	22,928
	$186,163	$129,597	$56,566

Amortization expense totaled $10,092 and 10,644 for the nine months ended September 30, 2017 and 2016.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending September 30, 2017

2017	3,362
2018	13,454
2019	13,454
2020	13,454
2021	12,842
Total	$56,566

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2016.  Depreciation expense totaled $552 for the nine months ended September 30, 2016.

PROPERTY PLANT AND EQUIPMENT

December 31, 2016

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Computer software and equipment, net	$0

	September 30, 2017	September 30, 2016

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,082)
Computer software and equipment, net	$0	$185

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at September 30, 2017 and 2016.  The Company also owed the officers aggregate of $162,382 at September 30, 2017 and December 31, 2016 for accrued payroll.  During the period of nine months ending September 30, 2017, and September 30, 2016 the Company paid gross payroll of $13,623 and $3,871 to the CEO.  During the nine month period ending September 30, 2017, AVRS completed Stock Purchase Agreements totaling 4,300,000 shares of AVRS stock to one shareholder.  All shares were paid in the period ending September 30, 2017, for and total amount of 21,500.  Prior to the purchase the shareholder owned 8.32% of the issued and outstanding stock. At period ending September 30, 2017 the shareholder owned 9.77% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2016	2015

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-16.06%	-3.40%
Costs capitalized under Section 195	-17.94%	-30.60%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2017, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2017.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2017, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On September 30, 2017, the Company had cash balances at one FDIC insured financial institution of $7,492 in non-interest bearing accounts that were fully insured by the FDIC.

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

Subsequent to the period end, the Company entered into one Stock Purchase Agreement for 875,000 restricted shares of Company stock.

On November 6, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) received notice that Meyers & Associate, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017.  The Complaint relates to purported legal fees owned by AVRS.  At this time we cannot predict the outcome and intend to defend.

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

At September 30, 2017 we accrued $7,565 of interest on accounts payable and paid $4,863 in gross payroll for the period.

At September 30, 2017, we had current assets of $7,492, and current liabilities of $311,858, as compared to $9,454 current assets and $295,698 in current liabilities at December 31, 2016. Our decrease in current assets is attributed to decreased sales of shares of our common stock. Our increase in current liabilities primarily is due to the increase in audit fees.

We had a net loss of $76,264 and $49,589 for the nine months ended September 30, 2017 and 2016 respectively. The increase in net loss is attributable to increased audit fees incurred in the nine months ended September 30, 2017.

Liquidity and Capital Resources

For the nine months ended September 30, 2017, we used $50,012 of cash in operating activities and $1450 of cash in investing activities, and we received $49,500 cash from sales of our common stock. As a result, for the nine months ended September 30, 2017, we recognized a $1,962 decrease in cash on hand. For the nine months ended September 30, 2016, 33,251 cash was used in operating activities, $-0- cash in investing activities, and we received $30,875 cash from the sale of our common and used $600 of payment for advances to shareholders, resulting in a $2,976 decrease in cash on hand for the period.  During the nine months ended September 30, 2016 we paid in full the $600 related party loan.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2017 and December 31, 2016, we owed our officers an aggregate of $162,382 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2016 and 2015 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2017 $5,482 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2017 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Legal Proceedings

On November 6, 2017 Advanced Voice Recognition Systems, Inc. (AVRS) received notice that Meyers & Associate, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017.  The Complaint relates to purported legal fees owned by AVRS.  At this time we cannot predict the outcome and intend to defend.

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 10.67 10.68

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

Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (70)

Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (71)

Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (72)

Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc and Dominion (73)

Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc and an investor (74)

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

(70)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 8, 2017

(71)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017

(72)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2017

(73)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2017

(74)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated November 14, 2017	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 14, 2017	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)