Form 10-K
period 2017-12-31
Advanced Voice Recognition Systems, Inc
filed 2018-04-02
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,913,992 based upon the last reported sales price on the OTC for such date. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s common stock, as of March 5, 2018 was 248,120,268.

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

Our principal assets are our patents.  We currently hold six issued patents.  Our first patent, U.S. Patent #5,960,447 entitled “Word Tagging and Editing System for Speech Recognition,” included 42 claims covering what we believed was an extremely broad base of features applicable to existing ASR products and markets, and expired on November 13, 2015.  Our second patent, U.S. Patent #7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  Our third patent U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Our fourth patent U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of AVRS’s second and third patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. Our fifth patent, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. Our sixth patent, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of our fifth patent.  On November 22, 2017 we received a Notice of Allowance for Patent Application 15/400,732.  The patent will be issued April 3, 2018 and is an extension of the coverage in the sixth patent.  Our business strategy is to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

We believe our main competitors are Microsoft, Nuance, Google Voice, Amazon Alexa and Apple. We also compete, and anticipate that we will compete, with several smaller niche suppliers.

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

On August 10, 2015, the Company filed a continuation application, 14/821,786 with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015.  On January 6, 2017 application 14/821,786 was abandon for the new application 15/400,732 which received the same priority date.  All deferred costs were transferred into the new application.  On November 22, 2017 the Company received a notice of allowance for application 15/400,732.  The patent will issue April 3, 2018 and all costs will be capitalized during the second quarter of 2018.”

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

During fiscal years 2017 and 2016, we did not incur any expense for research and development activities.

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

Item 3. Legal Proceedings.

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest on August 1, 2018.  The February and March payment have been made.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2017 and 2016. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2017	0.01	0.01
Three Months Ended September 30, 2017	0.01	0.01
Three Months Ended June 30, 2017	0.01	0.01
Three Months Ended March 31, 2017	0.01	0.01
Three Months Ended December 31, 2016	0.01	0.01
Three Months Ended September 30, 2016	0.01	0.01
Three Months Ended June 30, 2016	0.01	0.01
Three Months Ended March 31, 2016	0.01	0.01

Holders

As of December 31, 2017, we have approximately 69 holders of record of our common stock and 243,920,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $92,643 for the year ended December 31, 2017, as compared to a net loss of $76,846 in 2016.  Professional fees were $42,736 in 2017, as compared to $34,558 in 2016, an increase of $8,178. An increase in our auditing fees is responsible for the increase in professional fees.  Compensation was $13,647 in 2017, as compared to $3,928 in 2016, an increase of $9,719 which increased our net loss.

Liquidity and Capital Resources

During the year ended December 31, 2017, we used $60,087 of cash in operating activities and $-0- of cash in investing activities.  We received $60,000 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2017, we recognized a $2,197 net decrease in cash on hand. For the year ended December 31, 2016, we used $44,868 of cash in operating activities and $-0- of cash in investing activities, and received net cash of $45,325 provided by financing activities, resulting in a $457 increase in cash on hand for the year.

At December 31, 2017, we had current assets of $7,257 and current liabilities of $314,800 as compared to current assets of $9,454 and current liabilities of $295,698 at December 31, 2016.  Our decrease in current assets resulted from an increased amount of professional fees in 2017 as compared to 2016.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2017, we entered into Stock Purchase Agreements for the private sale to thirteen persons or entities of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000.  All of the proceeds were paid during the 12 months ended December 31, 2017.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2017 $5981 interest has accrued.

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

On November 1, 2016, AVRS entered into a Contingent Fee Agreement with Buether Joe and Carpenter, LLC to represent AVRS in connection with investigating and asserting claims including negotiating license agreements and the filing and prosecution of lawsuits against any potential infringers of the Patent rights.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2017 Dominion Harbor Letter Agreement.

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

US 9,142,217, an expansion of our fourth patent was issued September 22, 2015 by the U.S. Patent and Trademark Office.   Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015.

On August 10, 2015  continuation application 14/821,786 was filed with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015.  On January 6, 2017 Patent Application 14/821,786 was abandon and replaced with Patent Application 15/400,732 and deferred costs were transferred.  On November 22, 2017 AVRS received a Notice of Allowance for Application 15/400,732.  The Patent will issue April 3, 2018 and deferred fees will be capitalized in the second quarter 2018.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Advanced Voice Recognition Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc.(the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2013.

Lakewood, CO

April 2, 2018

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2017	2016
ASSETS

Current Assets
Cash	$7,257	$9,454
Total Current Assets	7,257	9,454

Fixed Assets
Computer software and equipment, net	—	—
Total Fixed Assets	—	—

Intangible Assets
Patent, net	53,204	66,658
Deferred costs	3,595	1,485
Total Intangible Assets	56,799	68,143
Total Assets	$64,056	$77,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$126,502	$109,393
Payroll	162,382	162,383
Note Payable AIP	19,935	19,935
Accrued Interest	5,981	3,987
Total Current Liabilities	314,800	295,698

Commitments & Contingencies
Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
243,920,268 and 230,395,268, issued and outstanding respectively	$243,920	$230,395
Additional paid-in capital	7,788,248	7,741,773
Deficit accumulated during development stage	(8,282,912)	(8,190,269)
Total Stockholders' Deficit	(250,744)	(218,101)
Total Liabilities and Stockholders' Deficit	$64,056	$77,597

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
General and administrative:
Compensation	13,647	3,928
Professional fees	42,736	34,558
Office	23,120	25,397
Travel	298	320
Other	2,503	1,689
Total operating expenses	82,304	65,892

Loss from operations	(82,304)	(65,892)

Other income and (expense):
Interest expense	(10,339)	(10,954)
Net other expense	(10,339)	(10,954)

Loss before income taxes	(92,643)	(76,846)

Provision for income taxes	—	—

Loss before extraordinary items	(92,643)	(76,846)

Gain on early extinguishment of debt	—	—

Net Loss	$(92,643)	$(76,846)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares	237,328,898	227,639,241

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	224,595,268	$224,595	$7,702,248	$(8,113,423)	$(186,580)

January 19, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

February 19, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

March 10, 2016 200,000 shares of common stock issued for stock purchase agreement	200,000	200	1,800	-	2,000

March 10, 2016 500,000 shares of common stock issued for stock purchase agreement	500,000	500	4,500	-	5,000

March 17, 2016 850,000 shares of common stock issued for stock purchase agreement	850,000	850	7,650	-	8,500

July 19, 2016 850,000 shares of common stock issued for stock purchase agreement	850,000	850	5,525	-	6,375

September 19, 2016 300,000 shares of common stock issued for stock purchase agreement	300,000	300	2,700	-	3,000

October 11, 2016 350,000 shares of common stock issued for stock purchase agreement	350,000	350	4,550	-	4,900

October 21, 2016 300,000 shares of common stock issued for stock purchase agreement	300,000	300	3,000	-	3,300

November 16, 2016 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

December 14, 2016 650,000 shares of common stock issued for stock purchase agreement	650,000	650	2,600	-	3,250

Net Loss	-	-	-	(76,846)	(76,846)

Balance at December 31, 2016	230,395,268	$230,395	$7,741,773	$(8,190,269)	$(218,101)

January 19, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

February 3, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

February 21, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

February 27, 2017 200,000 shares of common stock issued for stock purchase agreement	200,000	200	800	-	1,000

March 27, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

April 14, 2017 500,000 shares of common stock issued for stock purchase agreement	500,000	500	2,000	-	2,500

May 1, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

May 4, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

June 5, 2017 5,000,000 shares of common stock issued for stock purchase agreement	5,000,000	5,000	20,000	-	25,000

June 19, 2017 600,000 shares of common stock issued for stock purchase agreement	600,000	600	2,400	-	3,000

October 26, 2017 875,000 shares of common stock issued for stock purchase agreement	875,000	875	2,625	-	3,500

November 9, 2017 750,000 shares of common stock issued for stock purchase agreement	750,000	750	2,250	-	3,000

December 20, 2017 2,000,00 shares of common stock issued for stock purchase agreement	2,000,000	2,000	2,000	-	4,000

Net Loss	-	-	-	(92,643)	(92,643)

Balance at December 31, 2017	243,920,268	$243,920	$7,788,248	$(8,282,912)	$(250,744)

The accompanying notes are an integral part of these financial statements.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(92,643)	$(76,846)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	13,454	14,191
Changes in operating assets:
Changes in operating liabilities:
Accounts payable	19,104	18,387
Payroll liabilities	(2)	—
Net cash used in operating activities	(60,087)	(44,268)

Cash Flows from Investing Activities:
Payments for deferred costs	(2,110)	—
Net cash used in investing activities	(2,110)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	60,000	45,325
Payments on advances from shareholder	—	(600)
Proceeds from promissory notes and advances	—	—
Net cash provided by financing activities	60,000	44,725

Net change in cash	(2,197)	457

Cash at beginning of period	9,454	8,997

CASH AT END OF PERIOD	$7,257	$9,454

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,345	$8,960
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2017 the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000, full payment of which was received in the period.  During the year ended December 31, 2016, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 5,800,000 shares of the common stock for aggregate proceeds of $45,325, all of which was received in 2016.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2017.

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

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and Legal Representation revised the Contingent Fee Agreement as it related to the termination of the August 20, 2017 Letter Agreement.

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  The February and March payment have been made.

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2017 the Company received an aggregate of $60,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2016 the Company received an aggregate of $45,325 from the sale of shares in private offerings of its common stock.

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

In addition the Company has entered into a Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2017 Dominion Harbor Letter Agreement.  AVRS is working with BJC to secure the funding for pending litigation.  There is no guarantee that these efforts will be successful or be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2017 of $7,257, and $9,454 cash at December 31, 2016.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections.”  ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2017.  Impairment recorded for each of the years ending 2017 and 2016 was $0.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2017 and 2016, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On August 10, 2015, the Company filed a continuation application, 14/821,786 with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015. On January 6, 2017 application 14/821,786 was abandon and application 15/400,732 was filed.  Deferred costs of $1,484.67 were transferred to the current application.  Deferred costs of $2110.00 accrued in the period ending December 31, 2017.

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

Amortization at December 31, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2016
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	35,190	23,087
7,949,534	3,365	1,800	1,565
8,131,557	5,092	2,524	2,568
8,498,871	21,114	8,651	12,463
9,142,217	35,068	8,093	26,975
	$186,163	$119,505	$66,658

Ended December 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	39,882	18,395
7,949,534	3,365	2,113	1,252
8,131,557	5,092	3,046	2,046
8,498,871	21,114	11,183	9,931
9,142,217	35,068	13,488	21,580
	$186,163	$132,959	$53,204

Amortization expense totaled $13,454 and 13,454 for the years ending December 31, 2017 and 2016, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,
2018	13,454
2019	13,454
2020	13,454
2021	12,842
$ 53,204

Fixed Assets

Depreciation expense totaled $-0- for the year ended December 31, 2017 and $737 for the year ended December 31, 2016.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2017	December 31, 2016

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Computer software and equipment, net	$—	$—

Note 4.     Related Party Transactions

Indebtedness to Related Parties

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at December 31, 2017 and 2016 respectively.  The Company also owed the officers aggregate of $162,383 at December 31, 2017 and 2016 for accrued payroll.  The Company paid payroll to our President Walter Geldenhuys at December 21, 2017 and December 31, 2016 in the amounts of $12,500 and $3,500 respectively.

During the year ending December 31, 2017 one shareholder purchased 4,300,000 shares of the Company’s stock and currently holds 9.6% of the issued and outstanding shares.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2017	2016
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent & services	-18.83%	-.16.06%
Costs capitalized under Section 195	-15.17%	-17.94%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2017, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2017.

Note 6.    Concentration of Risk

Beginning December 31, 2010, through December 31, 2017, all noninterest-bearing transaction accounts are fully insured, up to a balance of $250,000 at all FDIC-insured institutions.  On December 31, 2017, the Company had cash balances at one FDIC insured financial institution of $7,257 in non-interest bearing accounts, which amount does not exceed the related federal deposit insurance.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2017.

On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  The February and March payment have been made.

Note 8.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.  Stock Purchase agreements have been filed by 8K at www.sec.gov.

Note 9.     Subsequent Events

On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.

On February 16, 2018 AVRS agreed to extend the Adapt IP Letter Agreement of March 16, 2015 and the Promissory Note of April 20, 2015.   Interest of $5,981 has accrued through December 31, 2017.  The extension provides for the same terms agreed upon on Apri 20, 2015.

On April 3, 2018 the U.S. Patent and Trademark Office application 15/400,732 will issue as Patent 9,934,786.  Costs will be capitalized in the period that the patent is issued.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2017 and 2016, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2017 and 2016 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2017 and 2016 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	61	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	64	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2017all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2017	12,500	0	0	0	0	0	0	12,500
President, CEO, CFO Director (1)	2016	3,500	0	0	0	0	0	0	3,500

Diane Jakowchuk,	2017	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2016	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2016 and 2017.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2016 and 2017.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2016 was $3,500 and $12,500 in 2017.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue in 2016 or 2017.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2016 and 2017 for his service as one of our Directors.

2 Mr. Getty unexpectedly passed away in February 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2017, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2017 was 243,920,268.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	20.39%

Donald Getty, Director 1273 Potters Green Edmonton, Alberta, Canada	1,600,000	(3)	*%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.62%

All directors and executive officers as a group (three persons)	55,269,520		22.01%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857		18.27%

Douglas Holt 1465 E. Tierra Street Gilbert, AZ 85296	13,960,000		5.73%

Joseph Miglietta 11112 N 109th Way Scottsdale, AZ 85259	13,680,000		5.61%

Michael Davis 10307 S. 18th Ave Phoenix, AZ 85041	13,687,800		5.62%

LDB Provident Investments, LLC 86 South Florentine Lane Centerville, UT 84014	23,466,236		9.64%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2017 and December 31, 2016.

Services	2017	2016

Audit Fees	$34,560	$16,800
Audit Related Services	720	7,560
Tax Fees	950	1,275
Total Fees	$36,230	$25,635

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 10.67 10.68 10.69 10.70

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

Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (71)

Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc and an Investor (72)

Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc and Dominion (73)

Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc and an investor (74)

Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc and an investor (75)

Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc and an investor (76)

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

(71)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017

(72)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2017

(73)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2017

(74)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2017

(75)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2017

(76)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th of March, 2018.

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

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	April 2, 2018
/s/ Diane Jakowchuk________		April 2, 2018
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer