Form 10-Q
period 2018-03-31
Advanced Voice Recognition Systems, Inc
filed 2018-05-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐       No ☒

As of May 8, 2018 253,520,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	MARCH 31,	DECEMBER 31,
	2018	2017
	Un-audited	Audited
ASSETS

Current Assets
Cash	$8,365	$7,257
Total Current Assets	8,365	7,257

Fixed Assets
Computer software and equipment, net	—	—
Total Fixed Assets	—	—

Intangible Assets
Patent, net	49,840	53,204
Deferred costs	4,575	3,595
Total Intangible Assets	54,415	56,799
Total Assets	$62,780	$64,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$85,761	$126,502
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	50,408	—
Note Payable AIP	19,935	19,935
Accrued Interest	6,479	5,981
Indebtedness to related parties	—	—
Total Current Liabilities	324,965	314,800

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
250,720,268 and 243,920,268, issued and outstanding respectively	$250,720	$243,920
Additional paid-in capital	7,797,298	7,788,248
Accumulated Deficit	(8,310,203)	(8,282,912)
Total Stockholders' Deficit	(262,185)	(250,744)
Total Liabilities and Stockholders' Deficit	$62,780	$64,056

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2018	2017

Sales	$—	$—
Cost of goods sold	—	—
Gross profit		—

Operating expenses:
General and administrative:
Compensation	69	3,325
Professional fees	18,283	22,865
Office	5,822	5,512
Travel	—	—
Other	1,097	807
Total operating expenses	25,271	32,509

Loss from operations	(25,271)	(32,509)

Other income and (expense):
Interest expense	(2,020)	(2,460)
Net other expense	(2,020)	(2,460)

Loss before income taxes	(27,291)	(34,969)

Provision for income taxes	—	—

Loss before extraordinary items	(27,291)	(34,969)

Net Loss	$(27,291)	$(34,969)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares	247,110,268	231,539,713

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 3 MONTHS ENDED
	MARCH 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(27,291)	$(34,969)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization and depreciation	3,364	3,364
Changes in operating assets:
Prepaid Expenses	—	—
Changes in operating liabilities:
Accounts payable	(40,243)	17,746
Note payable	50,408	—
Net cash used in operating activities	(13,762)	(13,859)

Cash Flows from Investing Activities:
Purchases of computer equipment and software	—	—
Payments for patents	—	—
Payments for deferred costs	(980)	—
Net cash used in investing activities	(980)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	15,850	13,000
Net cash provided by financing activities	15,850	13,000

Net change in cash	1,108	(859)

Cash at beginning of period	7,257	9,454

CASH AT END OF PERIOD	$8,365	$8,595

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,522	$2,460
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2017 the Company entered into Stock Purchase Agreements for the private sale to thirteen persons or entities of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000, full payment of which was received in the period. During the three months ended March 31, 2018, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 6,800,000 shares of the common stock for aggregate proceeds of $15,850, full payment of which was received in the period.

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

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at March 31, 2018.

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

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and Legal Representation revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Letter Agreement.

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  The February, March April and May payments have been made.

Advanced Voice Recognition Systems, Inc (AVRS) is in discussion with two potential litigation funding sources.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2018 and its operating results for the three months ended March 31, 2018 and 2017 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017.  The results of operations for the three months ended March 31, 2018 are not necessarily an indication of operating results to be expected for the year ending December 31, 2018.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $262,185 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2012 and 2011, the Company’s President loaned or advanced the Company funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future.   During the twelve months ended December 31, 2017 the Company received an aggregate of $60,000 from the sale of shares in private offerings of its common stock.  During the three months ended March 31, 2018 the Company received an aggregate of $15,850 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS.  Dominion has agreed to advanced costs up to an aggregate of $10,000,000. On June 28, 2017 the Company and Dominion agreed to terminate August 20, 2015 Letter Agreement.  The Company did not incur any material early termination penalties.  In addition the Company has revised the Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Dominion Harbor Letter Agreement. AVRS is working with BJC to secure the funding for pending litigation.  There is no guarantee that these efforts will be successful or be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2018 of $8,365, $7,257 at December 31, 2017 and $8,595 cash at March 31, 2017.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. Deferred costs at March 31, 2018 and December 31, 2017 were $4,575 and $3,595 respectively.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over an estimated useful life of twenty years.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2017.  Impairment recorded for each of the three months ended March 31, 2018 and 2017 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2018 and 2017, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On August 10, 2015, the Company filed a continuation application, 14/821,786 with the U.S. Patent and Trademark Office.  Costs of $1,484.67 were deferred during the third quarter of 2015. On January 6, 2017 application 14/821,786 was abandon and application 15/400,732 was filed.  Deferred costs of $1,484.67 were transferred to the current application.  In the period ending March 31, 2018 and December 31, 2017 $980 and $2110 accrued respectively.  Costs will be capitalized in the period that the patent is issued.

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

Amortization at March 31, 2018 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	39,882	18,395
7,949,534	3,365	2,113	1,252
8,131,557	5,092	3,046	2,046
8,498,871	21,114	11,183	9,931
9,142,217	35,068	13,488	21,580
	$186,163	$132,959	$53,204

Ended March 31, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
5,960,447	$63,247	$63,247	$--
7,558,730	58,277	41,055	17,222
7,949,534	3,365	2,191	1,174
8,131,557	5,092	3,177	1,915
8,498,871	21,114	11,816	9,298
9,142,217	35,068	14,837	20,231
	$186,163	$136,323	$49,840

Amortization expense totaled $3,364 for the three months ended March 31, 2018 and 2017.  Estimated aggregate amortization expense for each of the next four years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending March 31, 2018

2018	10,090
2019	13,454
2020	13,454
2021	12,842
Total	$49,840

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2017.

PROPERTY PLANT AND EQUIPMENT

December 31, 2017

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Computer software and equipment, net	$0

	March 31, 2018	March 31, 2017

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Computer software and equipment, net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at March 31, 2018 and 2017.  The Company also owed the officers aggregate of $162,382 at March 31, 2018 and December 31, 2017 for accrued payroll.  During the period of three months ending March 31, 2018, and March 31, 2017 the Company paid gross payroll of $69 and $3,325 to the CEO and for payroll expenses.  During the three month period ending March 31, 2018, AVRS completed Stock Purchase Agreements totaling 6,800,000 shares of AVRS stock to one shareholder.  All shares were paid in the period ending March 31, 2018, for a total amount of 15,850.  Prior to the purchase the shareholder owned 1.49% of the issued and outstanding stock. At period ending March 31, 2018 the shareholder owned 4.16% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2017	2016

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-18.83%	-16.06%
Costs capitalized under Section 195	-15.17%	-17.94%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of March 31, 2018, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at March 31, 2018.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through March 31, 2018, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On March 31, 2018, the Company had cash balances at one FDIC insured financial institution of $8,365 in non-interest bearing accounts that were fully insured by the FDIC.

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

Subsequent to the period end, the Company entered into two Stock Purchase Agreements for 2,800,000 restricted shares of Company stock.

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

At March 31, 2018, we had current assets of $8,365, and current liabilities of $324,965, as compared to $7,257 current assets and $314,800 in current liabilities at December 31, 2017. Our increase in current assets is attributed to increased sales of shares of our common stock. Our increase in current liabilities primarily is due to accrued interest on notes payable.

We had a net loss of $27,291 and $34,969 for the three months ended March 31, 2018 and 2017 respectively. The decrease in net loss is attributable to reduced professional fees incurred in the three months ended March 31, 2018.

Liquidity and Capital Resources

For the three months ended March 31, 2018, we used $13,762 ofcash in operating activities and $980 of cash in investing activities, and we received $15,850 cash from sales of our common stock. As a result, for the three months ended March 31, 2018, we recognized a $1,108 increase in cash on hand. For the three months ended March 31, 2017, 13,859 cash was used in operating activities, $-0- cash in investing activities, and we received $13,000 cash from the sale of our common and stock, resulting in a $859 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2018 and December 31, 2017, we owed our officers an aggregate of $162,382 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2017 and 2016 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of March 31, 2018 $6,479 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2018 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Legal Proceedings

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest on August 1, 2018.  The February, March, April and May payments have been made.

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 10.67 10.68 10.69 10.70 10.71 10.72 10.73 10.73

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

Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc and Dominion (73)

Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc and an investor (74)

Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc and an investor (75)

Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc and an investor (76)

Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc and an investor (77)

Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc and an investor (78)

Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc and an investor (79)

Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc and an investor (80)

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

(73)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2017

(74)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2017

(75)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2017

(76)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2017

(77)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2018

(78)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2018

(79)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 9, 2018

(80)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated May 9, 2018	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 9, 2018	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)