Form 10-Q
period 2018-06-30
Advanced Voice Recognition Systems, Inc
filed 2018-08-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐       No ☒

As of August 8, 2018 255,520,268 shares of Advanced Voice Recognition Systems, Inc. common stock, $0.001 par value, were outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

	June 30, 2018	December 31, 2017
	Un-Audited	Audited
ASSETS

Current Assets
Cash and cash equivalents	$7,706	$7,257
Total Current Assets	7,706	7,257

Non-Current Assets
Computer software and equipment, net	—	—
Patent, net	50,739	53,204
Deferred costs	—	3,595
Total Non-Current Assets	50,739	56,799

Total Assets	$58,445	$64,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$79,914	$126,502
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	48,906	—
Note Payable AIP	19,935	19,935
Accrued Interest	6,978	5,981
Total Current Liabilities	318,115	314,800

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.001 par value; 547,500,000 shares authorized
254,820,268 and 243,920,268, issued and outstanding respectively	$254,820	$243,920
Additional paid-in capital	7,808,048	7,788,248
Accumulated Deficit	(8,322,538)	(8,282,912)
Total Stockholders' Deficit	(259,670)	(250,744)
Total Liabilities and Stockholders' Deficit	$58,445	$64,056

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit		—		—

Operating expenses:
General and administrative:
Compensation	1,325	5,434	1,394	8,760
Professional fees	1,665	6,466	19,947	29,331
Office	5,714	5,004	11,536	10,515
Travel	393	256	393	256
Other	687	722	1,784	1,529
Total operating expenses	9,784	17,882	35,054	50,391

Loss from operations	(9,784)	(17,882)	(35,054)	(50,391)

Other income and (expense):
Interest expense	(2,551)	(2,205)	(4,572)	(4,665)
Net other expense	(2,551)	(2,205)	(4,572)	(4,665)

Loss before income taxes	(12,335)	(20,087)	(39,626)	(55,056)

Provision for income taxes	—	—	—	—

Loss before extraordinary items	(12,335)	(20,087)	(39,626)	(55,056)

Net Loss	$(12,335)	$(20,087)	$(39,626)	$(55,056)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	253,728,046	235,633,046	250,419,157	233,586,379

 *less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 6 MONTHS ENDED
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(39,626)	$(55,056)
Adjustments to reconcile net loss to net
Cash (used in) operating activities:
Amortization	7,040	6,728
Changes in operating assets:
Changes in operating liabilities:
Accounts payable	(45,591)	11,845
Note payable	48,906	—
Net cash used in operating activities	(29,271)	(36,483)

Cash Flows from Investing Activities:
Payments for patents	(980)	—
Payments for deferred costs	—	(1,450)
Net cash used in investing activities	(980)	(1,450)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,700	49,500
Net cash provided by financing activities	30,700	49,500

Net change in cash	449	11,567

Cash at beginning of period	7,257	9,454

CASH AT END OF PERIOD	$7,706	$21,021

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,517	$4,665
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2017 the Company entered into Stock Purchase Agreements for the private sale to thirteen persons or entities of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000, full payment of which was received in the period. During the six months ended June 30, 2018, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 10,900,000 shares of the common stock for aggregate proceeds of $30,700, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at June 30, 2018.

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

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  The February, March, April, May and June payments have been made.

On June 21, 2018, Advanced Voice Recognition Systems, Inc. (“AVRS”) and Buether Joe & Carpenter, LLC (“BJC) entered into a Letter of Engagement for Legal Services Limited Scope Agreement  (“Agreement”) with Schmeiser, Olsen & Watts LLP (“the Firm”) pursuant to which the Firm will serve as local counsel in the United States District Court, District of Arizona.  The Firm has been hired to represent AVRS as local counsel in connection with forthcoming litigation in the U.S. District Court, District of Arizona.    AVRS may terminate the Agreement at any time.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2018 and for the six months ended June 30, 2018 and 2017 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2018 and its operating results for the six months ended June 30, 2018 and 2017 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017.  The results of operations for the six months ended June 30, 2018 are not necessarily an indication of operating results to be expected for the year ending December 31, 2018.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $259,670 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2017 the Company received an aggregate of $60,000 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2018 the Company received an aggregate of $30,700 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2018 of $7,706, $7,257 at December 31, 2017 and $21,021 cash at June 30, 2017.  No amounts resulted from cash equivalents.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. On April 3, 2018 U.S. Patent #9,934,786 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S patent and Trademark Office. Deferred costs of $4,575 were capitalized and amortization began in the period.  The Company amortizes its patents over an estimated useful life of twenty years.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2017.  Impairment recorded for each of the six months ended June 30, 2018 and 2017 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2018 and 2017, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On June 27, 2013, the Company filed two additional continuation applications 13/928/381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  On August 31, 2015, Application 13/928,381 was abandoned by the Company.  Deferred costs were charged to operations the quarter ended September 30, 2015.

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

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001 or November 27, 2021.  The deferred costs were capitalized during the quarter ended June 30, 2018 and the Company began amortization.

Amortization at June 30, 2018 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	39,882	18,395
7,949,534	3,365	2,113	1,252
8,131,557	5,092	3,046	2,046
8,498,871	21,114	11,183	9,931
9,142,217	35,068	13,488	21,580
	$122,916	$69,712	$53,204

Ended June 30, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	42,228	16,049
7,949,534	3,365	2,269	1,096
8,131,557	5,092	3,308	1,784
8,498,871	21,114	12,449	8,665
9,142,217	35,068	16,186	18,882
9,934,786	4,575	312	4,263
	$127,491	$76,752	$50,739

Amortization expense totaled $7,040 and $6,728 for the six months ended June 30, 2018 and 2017.  Estimated aggregate amortization expense for each of the next four years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Ending June 30, 2018

2018	7,350
2019	14,702
2020	14,702
2021	13,985
Total	$50,739

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2017.

PROPERTY PLANT AND EQUIPMENT

December 31, 2017

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Computer software and equipment, net	$0

	June 30, 2018	June 30, 2017

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Computer software and equipment, net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $-0- at June 30, 2018 and 2017.  The Company also owed the officers aggregate of $162,382 at June 30, 2018 and December 31, 2017 for accrued payroll.  During the period of six months ending June 30, 2018, and June 30, 2017 the Company paid gross payroll of $1,394 and $8,760 to the CEO and for payroll expenses.  During the six month period ending June 30, 2018, AVRS completed Stock Purchase Agreements totaling 10,900,000 shares of AVRS stock to three shareholders.  All shares were paid in the period ending June 30, 2018, for a total amount of $30,700.  At period ending June 30, 2018 one shareholder owned 5.31% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31,
	2017	2016

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Rent &services	-18.83%	-16.06%
Costs capitalized under Section 195	-15.17%	-17.94%

Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2018, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2018.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through June 30, 2018, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On June 30, 2018, the Company had cash balances at one FDIC insured financial institution of $7,706 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.   Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

Subsequent to the period end, the Company entered into one Stock Purchase Agreement for 700,000 restricted shares of Company stock.

AVRS filed a Complaint in the United States District Court Northern District for Arizona (Case No. 2-18-cv-2083) on July 3, 2018, and alleges that Apple products infringe  U.S. Patent No. 7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” (the “‘730 Patent”).  AVRS is seeking, among other things, a judgement of infringement, past damages no less than a reasonable royalty, attorneys’ fees, pre and post judgement interest and costs including expenses and disbursements and any other relief deemed proper by the Court.

On August 1, 2018 AVRS and M&A entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  The August payment has been paid.

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

At June 30, 2018, we had current assets of $7,706, and current liabilities of $318,115, as compared to $7,257 current assets and $314,800 in current liabilities at December 31, 2017. Our increase in current assets is attributed to increased sales of shares of our common stock. Our increase in current liabilities primarily is due to accrued interest on notes payable.

We had a net loss of $39,626 and $55,056 for the six months ended June 30, 2018 and 2017 respectively. The decrease in net loss is attributable to reduced professional fees incurred in the six months ended June 30, 2018.

Liquidity and Capital Resources

For the six months ended June 30, 2018, we used $29,271 ofcash in operating activities and $980 of cash in investing activities, and we received $30,700 cash from sales of our common stock. As a result, for the six months ended June 30, 2018, we recognized a $449 increase in cash on hand. For the six months ended June 30, 2017, $36,483 cash was used in operating activities, $1,450 cash in investing activities, and we received $49,500 cash from the sale of our common stock, resulting in a $11,567 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2018 and December 31, 2017, we owed our officers an aggregate of $162,382 for accrued payroll.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2017 and 2016 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of June 30, 2018 $6,978 interest has accrued.

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

On June 21, 2018, Advanced Voice Recognition Systems, Inc. (“AVRS”) and Buether Joe & Carpenter, LLC (“BJC) entered into a Letter of Engagement for Legal Services Limited Scope Agreement  (“Agreement”) with Schmeiser, Olsen & Watts LLP (“the Firm”) pursuant to which the Firm will serve as local counsel in the United States District Court, District of Arizona.   AVRS may terminate the Agreement at any time.

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

On April 3, 2018, U.S. Patent #9,934,786 titled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $4575 have been capitalized and amortization began in the second quarter 2018.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2018 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Legal Proceedings

On November 6, 2017 Advanced Voice Recognition Systems, Inc (AVRS) received notice that Meyers & Associates, LLC (M&A) filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC (M&A).  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest on August 1, 2018.  The February, March, April, May, June and July payments have been made.

 On August 1, 2018 AVRS and M&A entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  The August 1, 2018 payment of $6,000 has been paid.

AVRS filed a Complaint in the United States District Court Northern District for Arizona (Case No. 2-18-cv-2083) on July 3, 2018, and alleges that Apple products infringe  U.S. Patent No. 7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” (the “‘730 Patent”).  AVRS is seeking, among other things, a judgement of infringement, past damages no less than a reasonable royalty, attorneys’ fees, pre and post judgement interest and costs including expenses and disbursements and any other relief deemed proper by the Court.

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
10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 10.67 10.68 10.69 10.70 10.71 10.72 10.73 10.74 10.75 10.76 10.77 10.78 10.79

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

Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc and an investor (77)

Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc and an investor (78)

Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc and an investor (79)

Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc and an investor (80)

Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an investor (81)

Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an investor (82)

Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an investor (83)

Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an investor (84)

Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc and Schmeiser (85)

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

(77)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2018

(78)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 23, 2018

(79)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 9, 2018

(80)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2018

(81)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 9, 2018

(82)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2018

(83)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2018

(84)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2018

(85)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Voice Recognition Systems, Inc.
Dated August 8, 2018	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 8, 2018	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)