Form 10-K/A
period 2017-12-31
Advanced Voice Recognition Systems, Inc
filed 2018-09-24
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

(Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-K for the annual period ended December 31, 2017 (“Form 10-K”) is to include text on cover page regarding Emerging Growth Company which was filed with the Securities and Exchange Commission on April 2, 2018.

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

(73)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2017

(74)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2017

(75)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2017

(76)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th of September, 2018.

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

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	September 24, 2018
/s/ Diane Jakowchuk________		September 24, 2018
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer