Form 10-Q/A
period 2018-03-31
Advanced Voice Recognition Systems, Inc
filed 2018-09-24
CIK 1342936

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

 As of May 8, 2018, 253,520,268 shares of common stock are issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (“Form 10-Q”) is to include text on cover page regarding Emerging Growth Company and to correct yes regarding submission on the Company website which was filed with the Securities and Exchange Commission on May 14, 2018.

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

Advanced Voice Recognition Systems, Inc.
Dated September 24, 2018	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated September 24, 2018	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)