Form 10-Q/A
period 2018-06-30
Advanced Voice Recognition Systems, Inc
filed 2018-09-24
CIK 1342936

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

 As of August 8, 2018 255,520,268  shares of common stock are issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Form 10-Q”) is to include text on cover page regarding Emerging Growth Company and to correct yes regarding submission on the Company website which was filed with the Securities and Exchange Commission on August 14, 2018.

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