Form 10-Q
period 2018-09-30
Advanced Voice Recognition Systems, Inc
filed 2018-11-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-52390

Advanced Voice Recognition Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	980511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive

Scottsdale, Arizona  85260

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

As of October 31, 2018, 255,520,268 shares of common stock are issued and outstanding.

1

566487

Advanced Voice Recognition Systems, Inc.

2

566487

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	Un-Audited	Audited
ASSETS

Current Assets
Cash and cash equivalents	$5,498	$7,257
Total Current Assets	5,498	7,257

Non Current Assets
Patent, net	47,064	53,204
Deferred costs	-	3,595
Total Non Current Assets	47,064	56,799

Total Assets	$52,562	$64,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$75,552	$126,502
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	41,252	-
Note Payable AIP	19,935	19,935
Note Payable Related Party	9,000	-
Accrued Interest	7,484	5,981
Total Current Liabilities	315,605	314,800

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized 255,520,268 and 243,920,268, issued and outstanding respectively	$255,520	$243,920
Additional paid-in capital	7,817,848	7,788,248
Accumulated Deficit	(8,336,411)	(8,282,912)
Total Stockholders' Deficit	(263,043)	(250,744)
Total Liabilities and Stockholders' Deficit	$52,562	$64,056

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit		-		-

Operating expenses:
General and administrative:
Compensation	25	4,863	1,419	13,623
Professional fees	3,025	6,690	22,973	36,021
Office	7,841	6,356	19,377	16,871
Travel	158	42	551	298
Other	432	357	2,216	1,886
Total operating expenses	11,481	18,308	46,536	68,699

Loss from operations	(11,481)	(18,308)	(46,536)	(68,699)

Other income and (expense):
Interest expense	(2,392)	(2,900)	(6,963)	(7,565)
Net other expense	(2,392)	(2,900)	(6,963)	(7,565)

Loss before income taxes	(13,873)	(21,208)	(53,499)	(76,264)

Provision for income taxes	-	-	-	-

Loss before extraordinary items	(13,873)	(21,208)	(53,499)	(76,264)

Net Loss	$(13,873)	$(21,208)	$(53,499)	$(76,264)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	255,395,824	240,295,268	252,078,046	235,822,675

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	FOR THE 9 MONTHS ENDED
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(53,499)	$(76,264)
Adjustments to reconcile net loss to net Cash (used in) operating activities:
Amortization and depreciation	10,716	10,092
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,938	16,160
Net cash used in operating activities	(39,845)	(50,012)

Cash Flows from Investing Activities:
Payments for patents	(980)	-
Payments for deferred costs	-	(1,450)
Net cash used in investing activities	(980)	(1,450)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	41,200	49,500
Proceeds from notes payable	9,000	-
Payments on notes payable	(11,134)	-
Net cash provided by financing activities	39,066	49,500

Net change in cash	(1,759)	(1,962)

Cash at beginning of period	7,257	9,454

CASH AT END OF PERIOD	$5,498	$7,492

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	52,385	-
Interest	$5,460	$7,565
Income taxes	$-	$-

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

Stock Purchase Agreements

During the year ended December 31, 2017 the Company entered into Stock Purchase Agreements for the private sale to thirteen persons or entities of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000, full payment of which was received in the period. During the nine months ended September 30, 2018, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 11,600,000 shares of the common stock for aggregate proceeds of $41,200, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at September 30, 2018.

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a letter agreement with unrelated third party (Third Party) pursuant to which the Third Party will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale, licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. The Third Party has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000.   AVRS will be responsible for costs not recommended by the Third Party, as well as travel and ordinary business expenses incurred by AVRS.  Except for the advanced costs by the Third Party, AVRS will be responsible for any contingency payments to law firms.  Any and all advanced costs will only become liabilities if successful.  On June 28, 2017 AVRS and the Third Party agreed to terminate the August 20, 2015 Letter Agreement.  AVRS did not incur any material early termination penalties in connection of the early termination of the agreement.

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

On November 6, 2017 Advanced Voice Recognition Systems, Inc (“AVRS”) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  The February, March, April, May and June payments have been made.

On August 1, 2018 AVRS and Meyers & Associates entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  The August, September, October and November payments have been paid.

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

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at September 30, 2018.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2018 and for the nine months ended September 30, 2018 and 2017 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2018 and its operating results for the nine months ended September 30, 2018 and 2017 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017.  The results of operations for the nine months ended September 30, 2018 are not necessarily an indication of operating results to be expected for the year ending December 31, 2018.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $263,043 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2017 the Company received an aggregate of $60,000 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2018 the Company received an aggregate of $41,200 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS.  Dominion has agreed to advanced costs up to an aggregate of $10,000,000. On June 28, 2017 the Company and Dominion agreed to terminate the August 20, 2015 Letter Agreement.  The Company did not incur any material early termination penalties.  In addition the Company has revised the Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Dominion Harbor Letter Agreement.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2018 of $5,498, $7,257 at December 31, 2017 and $7,492 cash at September 30, 2017.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2017.  Impairment recorded for each of the nine months ended September 30, 2018 and 2017 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2018 and 2017, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at December 31, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	$39,882	$18,395
7,949,534	3,365	2,113	1,252
8,131,557	5,092	3,046	2,046
8,498,871	21,114	11,183	9,931
9,142,217	35,068	13,488	21,580
	$122,916	$69,712	$53,204

Amortization at September 30, 2018 is as follows:

Ended September 30, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	43,401	14,876
7,949,534	3,365	2,347	1,018
8,131,557	5,092	3,439	1,653
8,498,871	21,114	13,082	8,032
9,142,217	35,068	17,534	17,534
9,934,786	4,575	624	3,951
	$127,491	$80,427	$47,064

Amortization expense totaled $10,716 and $10,092 for the nine months ended September 30, 2018 and 2017.  Estimated aggregate amortization expense for each of the next four years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending September 30,

2018	3,674
2019	14,702
2020	14,702
2021	13,986
$47,064

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2017.

PROPERTY PLANT AND EQUIPMENT

December 31, 2017

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Property and Equipment, Net	$0

	September 30, 2018	September 30, 2017

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Property and Equipment, Net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $9,000 and -0- at September 30, 2018 and 2017 respectively.  The Company also owed the officers aggregate of $162,382 at September 30, 2018 and December 31, 2017 for accrued payroll.  During the period of nine months ending September 30, 2018, and September 30, 2017 the Company paid gross payroll of $1,419 and $13,623 to the CEO and for payroll expenses. On September 24, 2018, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors loaned the Company $9,000.  During the nine month period ending September 30, 2018, AVRS completed Stock Purchase Agreements totaling 11,600,000 shares of AVRS stock to four shareholders.  All shares were paid in the period ending September 30, 2018, for a total amount of $41,200.  At period ending September 30, 2018 one shareholder owned 5.30% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	September 30, 2018	December 31, 2017

U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	-00.68%
Costs capitalized under Section 195	-21.00%	-20.32%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2018, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2018.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through September 30, 2018, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On September 30, 2018, the Company had cash balances at one FDIC insured financial institution of $5,498 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 8 .    Subsequent Events

On August 1, 2018 AVRS and Meyers & Associates, LLC entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  The August, September, October and November payments have been paid.

On October 24, 2018 Walter Geldenhuys advanced the Company $4,000.

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

At September 30, 2018, we had current assets of $5,498, and current liabilities of $315,605, as compared to $7,257 current assets and $314,800 in current liabilities at December 31, 2017. Our decrease in current assets is attributed to payments made to promissory notes. Our increase in current liabilities primarily is due to accrued interest.

We had a net loss of $53,499 and $76,264 for the nine months ended September 30, 2018 and 2017 respectively. The decrease in net loss is attributable to reduced professional fees incurred in the nine months ended September 30, 2018.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we used $39,845 of cash in operating activities and $980 of cash in investing activities, and we received $39,066 cash from sales of our common stock and payments and proceeds from notes payable. As a result, for the nine months ended September 30, 2018, we recognized a $1,759 decrease in cash on hand. For the nine months ended September 30, 2017, $50,012 cash was used in operating activities, $1,450 cash in investing activities, and we received $49,500 cash from the sale of our common stock, resulting in a $1,962 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2018 and December 31, 2017, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $7.00 accrued at September 30, 2018.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2017 and 2016 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2018 $7,476 interest has accrued.

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

U.S. Patent #8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued July 30, 2013 by the U.S. Patent and Trademark Office. Costs totaling $21,114 have been capitalized and amortization began in the third quarter 2013.

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

On August 1, 2018 AVRS and M&A entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  The August, September, October and November payments have been paid.

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

A case management conference was held in the AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083)  case on September 18, 2018 in the Sandra Day O’Connor U.S. Federal Courthouse in Phoenix, Arizona.

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)

10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(8)      Certifications

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

(12)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(13)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2016

(14)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 22, 2016

(15)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 19, 2016

(16)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 19, 2016

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

(43)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2018

(44)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2018

(45)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 21, 2018

(46)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2018

(47)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2018

(48)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 6, 2018

(49)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 1, 2018	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 1, 2018	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)