Form 10-K
period 2018-12-31
Advanced Voice Recognition Systems, Inc
filed 2019-04-01
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2018

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

(480) 704-4183

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). . ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $1,913,992 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of February 12, 2019 a total of 267,020,268 shares were issued and outstanding.

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

PART I

 Item 1. Business.

General Overview.

Advanced Voice Recognition Systems, Inc. (the “Company”, “we” or “us”), is a software development company headquartered in Scottsdale, Arizona. We specialize in creating interface and application solutions for speech recognition technologies. Our speech recognition software and related firmware was first introduced in 1994 at an industry trade show.  We currently have limited capital resources.  We are not currently engaged in marketing any products.   We are currently engaged in discussions with a certain firm dedicated to assisting in the commercialization of intellectual assets.

Our principal assets are our patents.  We currently hold six issued patents.  U.S. Patent #7,558,730 (“the ‘730”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech.  U.S. Patent #7,949,534, (“the ‘534”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of the ‘730 patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  U.S. Patent #8,131,557, (“the 557”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of AVRS’s ‘730 and the ‘534 patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. U.S. Patent #8,498,871, (“the ‘871”) entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. U.S. Patent #9,142,217, (“the 217”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of the ‘871.  U.S. Patent #9,934,786 (“the ‘786”) was issued April 3, 2018 and is an extension of the coverage in the ‘871 patent.  Our business strategy is to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

Intellectual Property

Our primary assets are U.S. Patent #7,558,730, U.S. Patent #7,949,534, U.S. Patent #8,131,557, U.S. Patent #8,498,871, U.S. Patent #9,142,217 and U.S. Patent 9,934,786.

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

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 were capitalized during the third quarter of 2015 and the Company began amortization.

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $4,575 were capitalized during the second quarter of 2018 and the Company began amortization.

Research and Development

During fiscal years 2018 and 2017, we did not incur any expense for research and development activities.

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

Diana Jakowchuk

Secretary, Treasurer, Principal Accounting Officer

AVRS, Inc.

7659 E. Wood Drive

Scottsdale, AZ 85260

Our website is located at www.avrsys.comError! Hyperlink reference not valid.. Information contained on our website is not a part of, and is not incorporated into this Annual Report on Form 10-K.  The Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports and other information that we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website.  We make these documents available as soon as reasonably practicable after we file them with or furnish them to the SEC.  You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.com that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

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

On August 1, 2018 AVRS and M&A entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  All payments are current.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2018 and 2017. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2018	0.01	0.01
Three Months Ended September 30, 2018	0.01	0.01
Three Months Ended June 30, 2018	0.01	0.01
Three Months Ended March 31, 2018	0.01	0.01
Three Months Ended December 31, 2017	0.01	0.01
Three Months Ended September 30, 2017	0.01	0.01
Three Months Ended June 30, 2017	0.01	0.01
Three Months Ended March 31, 2017	0.01	0.01

Holders

As of December 31, 2018, we have approximately 69 holders of record of our common stock and 267,020,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $67,300 for the year ended December 31, 2018, as compared to a net loss of $92,643 in 2017.  Professional fees were $26,357 in 2018, as compared to $42,736 in 2017, a decrease of $16,379. A decrease in our auditing fees is responsible for the decrease in professional fees.  Compensation was $1,444 in 2018, as compared to $13,647 in 2017, a decrease of $12,203 which decreased our net loss.

Liquidity and Capital Resources

During the year ended December 31, 2018, we used $75,559 of cash in operating activities and $980 of cash in investing activities.  We received

$113,650 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2018, we recognized a $10,326 net increase in cash on hand. For the year ended December 31, 2017, we used $60,087 of cash in operating activities and $2,110 of cash in investing activities, and received net cash of $60,000 provided by financing activities, resulting in a $2,197 decrease in cash on hand for the year.

At December 31, 2018, we had current assets of $17,583 and current liabilities of $265,367 as compared to current assets of $7,257 and current liabilities of $314,800 at December 31, 2017.  Our increase in current assets resulted from an increased amount of financing activities in 2018 as compared to 2017.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2018, we entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 23,100,000 shares of the common stock for aggregate proceeds of $113,650.  All of the proceeds were paid during the 12 months ended December 31, 2018.

During the twelve months ended December 31, 2017, we entered into Stock Purchase Agreements for the private sale to eleven persons or entities of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000.  All of the proceeds were paid during the 12 months ended December 31, 2017.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2018 $7,974 interest has accrued.

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

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At December 30, 2018 and December 31, 2017, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into a Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $91.00 accrued at December 31, 2018.  On December 10, 2018 the Company repaid $2,500 leaving a balance of $6,500.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2018 and 2017 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

U.S. Patent #9,142,217, an expansion of our fourth patent was issued September 22, 2015 by the U.S. Patent and Trademark Office.   Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015.

U.S. Patent #9,934,786 issued April 3, 2018 by the U.S. Patent and Trademark Office. Costs totaling $4,575 have been capitalized and amortization began in the second quarter of 2018.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 29, 2019

Part I. Financial Information

Advanced Voice Recognition Systems, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	Audited	Audited
ASSETS

Current Assets
Cash and cash equivalents	$17,583	$7,257
Total Current Assets	17,583	7,257

Non-Current Assets
Patent, net	43,390	53,204
Deferred costs	-	3,595
Total Non-Current Assets	43,390	56,799

Total Assets	$60,973	$64,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$49,385	$126,502
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	19,100	-
Note Payable AIP	19,935	19,935
Note Payable Related Party	6,500	-
Accrued Interest	8,065	5,981
Total Current Liabilities	265,367	314,800

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value; 547,500,000 shares authorized
267,020,268 and 243,920,268,issued and outstanding respectively	$267,020	$243,920
Additional paid-in capital	7,878,798	7,788,248
Accumulated Deficit	(8,350,212)	(8,282,912)
Total Stockholders' Deficit	(204,394)	(250,744)
Total Liabilities and Stockholders' Deficit	$60,973	$64,056

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2018	2017

Sales	$-	$-
Cost of goods sold	-	-
Gross profit		-

Operating expenses:
General and administrative:
Compensation	1,444	13,647
Professional fees	26,357	42,736
Office	27,006	23,120
Travel	773	298
Other	2,758	2,503
Total operating expenses	58,338	82,304

Loss from operations	(58,338)	(82,304)

Other income and (expense):
Interest expense	(8,962)	(10,339)
Net other expense	(8,962)	(10,339)

Loss before income taxes	(67,300)	(92,643)

Provision for income taxes	-	-

Loss before extraordinary items	(67,300)	(92,643)

Net Loss	$(67,300)	$(92,643)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares	254,477,727	237,328,898

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.
Consolidated Statement of Shareholder's Deficit
For the years ended December 31, 2018 and December 31, 2017

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2016	230,395,268	$230,395	$7,741,773	$(8,190,269)	$(218,101)

Sales of Common Stock	13,525,000	13,525	46,475		60,000

Net Loss	-	-	-	(92,643)	(92,643)

Balance at December 31, 2017	243,920,268	$243,920	$7,788,248	$(8,282,912)	$(250,744)

Sales of Common Stock	23,100,000	23,100	90,550	-	113,650

Net Loss	-	-	-	(67,300)	(67,300)

Balance at December 31, 2018	267,020,268	267,020	7,878,798	(8,350,212)	(204,394)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(67,300)	$(92,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	14,390	13,454
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	(22,649)	19,102
Net cash used in operating activities	(75,559)	(60,087)

Cash Flows from Investing Activities:
Payments for patents	(980)	-
Payments for deferred costs	-	(2,110)
Net cash used in investing activities	(980)	(2,110)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	113,650	60,000
Proceeds from notes payable	9,000	-
Payments on notes payable	(35,785)	-
Net cash provided by financing activities	86,865	60,000

Net change in cash	10,326	(2,197)

Cash at Beginning of Period	7,257	9,454

Cash at End of Period	$17,583	$7,257

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	52,385	-
Interest	$6,878	$8,345
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Notes to Audited Financial Statements

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

Stock Purchase Agreements

During the year ended December 31, 2018 the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 23,100,000 shares of the common stock for aggregate proceeds of $113,650, full payment of which was received in the period. During the year ended December 31, 2017, the Company entered into Stock Purchase Agreements to thirteen persons for the private sale of an aggregate of 13,525,000 shares of the common stock for aggregate proceeds of $60,000, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at December 31, 2018.

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

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”)  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and Legal Representation revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Letter Agreement which was to provide advisory services, court filing fees, discovery and other litigation costs.  The revised Contingent Fee Agreement assumed the responsibility for the costs and expenses in the Terminated August 20, 2015 Letter Agreement and provides for the payment of twenty percent (20%) of all gross Licensing Agreement Proceeds and thirty percent (30%) of all Litigation Proceeds received by AVRS.  In addition if the Litigation Proceeds agreed to or received by AVRS at any time are $100,000 or less then Legal Representative shall receive forty percent (40%) of the Litigation Proceeds.

On November 6, 2017 Advanced Voice Recognition Systems, Inc (“AVRS”) received notice that Meyers & Associates, LLC filed Complaint number 2017CV32482 in Arapahoe County District Court on October 30, 2017. The Complaint relates to purported legal fees owed by AVRS.  On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  All payments have been made.

On August 1, 2018 AVRS and Meyers & Associates entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  All payments have been made.

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  The January and February payments have been paid.

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

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2500 of the note on December 10, 2018.

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $204,394 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2018 the Company received an aggregate of $113,650 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2017 the Company received an aggregate of $60,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2018 of $17,583 and $7,257 at December 31, 2017.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2017.  Impairment recorded for each of the twelve months ended December 31, 2018 and 2017 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2018 and 2017, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at December 31, 2017 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2017
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	39,882	18,395
7,949,534	3,365	2,113	1,252
8,131,557	5,092	3,046	2,046
8,498,871	21,114	11,183	9,931
9,142,217	35,068	13,488	21,580
	$122,916	$69,712	$53,204

Amortization at December 31, 2018 is as follows:

Ended December 31, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	44,574	13,703
7,949,534	3,365	2,426	939
8,131,557	5,092	3,568	1,524
8,498,871	21,114	13,715	7,399
9,142,217	35,068	18,882	16,186
9,934,786	4,575	936	3,639
	$127,491	$84,101	$43,390

Amortization expense totaled $14,390 and $13,454 for the year ending December 31, 2018 and 2017.  Estimated aggregate amortization expense for each of the next three years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2019	14,702
2020	14,702
2021	13,986
$43,390

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2018.

PROPERTY PLANT AND EQUIPMENT

	December 31, 2018	December 31, 2017

Computer Equipment	$6,627	$6,627
Computer Software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Property and Equipment, Net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $6,500 and -0- at December 31, 2018 and 2017 respectively.  The Company also owed the officers aggregate of $162,382 at December 31, 2018 and December 31, 2017 for accrued payroll.  During the period of year ending December 31, 2018, and December 31, 2017 the Company paid gross payroll of $1,444 and $13,647 to the CEO and for payroll expenses. On September 24, 2018, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors loaned the Company $9,000.  During the year ending December 31, 2018, AVRS completed Stock Purchase Agreements totaling 23,100,000 shares of AVRS stock to five shareholders.  All shares were paid in the period ending December 31, 2018, for a total amount of $113,650.  At period ending December 31, 2018 one shareholder owned 5.07% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31, 2018	December 31, 2017

U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	-00.68%
Costs capitalized under Section 195	-21.00%	-20.32%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2018, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2018.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through December 31, 2018, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On December 31, 2018, the Company had cash balances at one FDIC insured financial institution of $17,583 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2018.

On January 31, 2018 AVRS entered into a Settlement Agreement and Promissory Note with Meyers & Associates, LLC.  AVRS promises to pay the principal sum of Fifty-Two Thousand Three Hundred Eighty-Five Dollars and Forty-Six Cents ($52,385.46) as well as accrued interest. AVRS shall pay $1,000 per month on the first day of each month beginning February 1, 2018 and continuing through July 1, 2018 and pay all remaining unpaid principal and accrued interest (12% annual) on August 1, 2018.  All payments have been paid.

On August 1, 2018 AVRS and Meyers & Associates entered into an Agreement to Amend Promissory Note. AVRS shall pay $6,000 on or before August 1, 2018, shall pay $1,500 on the first day of each month beginning September 1, 2018 and continuing through November 1, 2018 and shall pay all remaining unpaid principal and accrued interest on December 1, 2018.  All payments have been made.

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  The January and February payments have been paid.

On September 24, 2018, the Company entered into a Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $91.00 accrued at December 31, 2018.  On December 10, 2018 the Company repaid $2,500 leaving a balance of $6,500.

Note 8.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 9 .    Subsequent Events

On February 1, 2019 Walter Geldenhuys advanced the Company $5,000

.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2018 and 2017, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2018 and 2017 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2018 and 2017 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	62	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	65	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2018 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2018	1,200	0	0	0	0	0	0	1,200
President, CEO, CFO Director (1)	2017	12,500	0	0	0	0	0	0	12,500

Diane Jakowchuk,	2017	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2016	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2017 and 2018.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2017 and 2018 for his service as one of our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2018, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2018 was 267,020,268.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	18.63%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.48%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857	16.69%

LDB Provident Investments, LLC 86 South Florentine Lane Centerville, UT 84014	23,466,236	8.79%

†  Named executive officer.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2018 and December 31, 2017.

Services	2018	2017

Audit Fees	$21,060	$34,560
Audit Related Services	1020	720
Tax Fees	685	950
Total Fees	$36,230	$36,230

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

Item 15. Exhibits

ITEM 15. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)
10.44	Purchase Agreement dated November 14, 2018 between Advanced Voice Recognition Systems, Inc and an investor.(50)
10.45	Letter Agreement dated December 10, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers&Associate(50)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)

31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(46)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2018

(47)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 20, 2018

(48)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 6, 2018

(49)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2018

(50)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2018

(51)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 13, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th of March, 2019.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys_______ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 29, 2019
/s/ Diane Jakowchuk________		March 29, 2019
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer