Form 10-Q
period 2019-06-30
Advanced Voice Recognition Systems, Inc
filed 2019-08-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-52390

Advanced Voice Recognition Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive, Scottsdale, Arizona  85260

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

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” non-accelerated filer “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 2, 2019 275,020,268 shares of common stock are issued and outstanding.

1

566487

Advanced Voice Recognition Systems, Inc.

2

566487

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(UnAudited)

	June 30, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$5,506	$17,583
Total Current Assets	5,506	17,583

Non-Current Assets
Patent, net	36,038	43,390

Total Non-Current Assets	36,038	43,390

Total Assets	$41,544	$60,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$44,863	$49,385
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	-	19,100
Note Payable AIP	19,935	19,935
Note Payable Related Party	4,000	6,500
Accrued Interest	9,174	8,065
Total Current Liabilities	240,354	265,367

Liabilities
Total Liabilities	$240,354	$265,367

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value; 547,500,000 shares authorized
275,020,268 and 267,020,268, issued and outstanding respectively	$275,020	$267,020
Additional paid-in capital	7,912,800	7,878,798
Accumulated Deficit	(8,386,630)	(8,350,212)
Total Stockholders' Deficit	(198,810)	(204,394)
Total Liabilities and Stockholders' Deficit	$41,544	$60,973

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit		-		-

Operating expenses:
General and administrative:
Compensation	25	1,325	94	1,394
Professional fees	1,665	1,665	23,610	19,947
Office	6,673	5,714	12,406	11,536
Travel	277	393	378	393
Other	1,057	687	1,614	1,784
Total operating expenses	9,697	9,784	38,102	35,054

Loss from operations	(9,697)	(9,784)	(38,102)	(35,054)

Other income and (expense):
Interest expense	(1,200)	(2,551)	(2,150)	(4,572)
Gain from settlement	3,834	-	3,834	-
Net other expense	2,634	(2,551)	1,684	(4,572)

Loss before income taxes	(7,063)	(12,335)	(36,418)	(39,626)

Provision for income taxes	-	-	-	-

Net Loss	$(7,063)	$(12,335)	$(36,418)	$(39,626)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	274,235,157	253,728,046	270,677,712	250,419,157

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

Statement of Changes in Shareholder's Deficit
For the period ending June 30, 2018

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	243,920,268	$243,920	$7,788,248	$(8,282,912)	$(250,744)

Sales of Common Stock	6,800,000	6,800	9,050		15,850

Net Loss	-	-	-	(27,291)	(27,291)

Balance at March 31, 2018	250,720,268	$250,720	$7,797,298	$(8,310,203)	$(262,185)

Sales of Common Stock	4,100,000	4,100	10,750		14,850

Net Loss	-	-	-	(12,335)	(12,335)

Balance at June 30, 2018	254,820,268	$254,820	$7,808,048	$(8,322,538)	$(259,670)

Statement of Changes in Shareholder's Deficit
For the period ending June 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at December 31, 2018	267,020,268	$267,020	$7,878,798	$(8,350,212)	$(204,394)

Sales of Common Stock	1,800,000	1,800	7,200	-	9,000

Net Loss	-	-	-	(29,355)	(29,355)

Balance at March 31, 2019	268,820,268	$268,820	$7,885,998	$(8,379,567)	$(224,749)

Sales of Common Stock	6,200,000	6,200	26,802	-	33,002

Net Loss	-	-	-	(7,063)	(7,063)

Balance at June 30, 2019	275,020,268	$275,020	$7,912,800	$(8,386,630)	$(198,810)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(36,418)	$(39,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	7,352	7,040
Gain from settlement	(3,834)	—
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	(1,079)	6,794
Net cash used in operating activities	(33,979)	(25,792)

Cash Flows from Investing Activities:
Payments for patents	—	(980)

Net cash used in investing activities	—	(980)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	42,002	30,700
Note Payable Related Party	(2,500)	—
Payments on notes payable	(17,600)	(3,479)
Net cash provided by financing activities	21,902	27,221

Net change in cash	(12,077)	449

Cash at Beginning of Period	17,583	7,257

Cash at End of Period	$5,506	$7,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	-	52,385
Interest	$1,041	$3,517
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2018 the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 23,100,000 shares of the common stock for aggregate proceeds of $113,650, full payment of which was received in the period. During the six months ended June 30, 2019, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 8,000,000 shares of the common stock for aggregate proceeds of $42,002 full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at June 30, 2019.

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

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  On June 7, 2019 the Company made the final payment of $11,046.74.  The note is paid in full.  A $1,500 gain from early extinguishment of Note Payable was reported as income on June 30, 2019.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2019 and for the six months ended June 30, 2019 and 2018 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2019 and its operating results for the six months ended June 30, 2019 and 2018 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018.  The results of operations for the six months ended June 30, 2019 are not necessarily an indication of operating results to be expected for the year ending December 31, 2019.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $198,810 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2018 the Company received an aggregate of $113,650 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2019 the Company received an aggregate of $42,002 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2019 of $5,506, $17,583 at December 31, 2018 and $7,706 cash at June 30, 2018.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2018.  Impairment recorded for each of the six months ended June 30, 2019 and 2018 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2019 and 2018, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at December 31, 2018 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	44,574	13,703
7,949,534	3,365	2,426	939
8,131,557	5,092	3,568	1,524
8,498,871	21,114	13,715	7,399
9,142,217	35,068	18,882	16,186
9,934,786	4,575	936	3,639
	$127,491	$84,101	$43,390

Amortization at June 30, 2019 is as follows:

Ended June 30, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	46,920	11,357
7,949,534	3,365	2,582	783
8,131,557	5,092	3,830	1,262
8,498,871	21,114	14,981	6,133
9,142,217	35,068	21,580	13,488
9,934,786	4,575	1,560	3,015
	$127,491	$91,453	$36,038

Amortization expense totaled $7,352 and $7,040 for the six months ended June 30, 2019 and 2018.  Estimated aggregate amortization expense for each of the next three years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending June 30,,

2019	7,350
2020	14,702
2021	13,986
$36,038

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2018.

PROPERTY PLANT AND EQUIPMENT

December 31, 2018

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Property and Equipment, Net	$0

	June 30, 2019	June 30, 2018

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Property and Equipment, Net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at June 30, 2019 and December 31, 2018 for accrued payroll.  During the period of six months ending June 30, 2019, and June 30, 2018 the Company paid gross payroll of $94 and $1,394 to the CEO and for payroll expenses.

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and $203 was accrued at June 30, 2019.  The Company repaid $2500 of the note on December 10, 2018 and another $2500 of the note on April 30, 2019 leaving a remaining balance of $4,000 at June 30, 2019.

On February 1, 2019, Walter Geldenhuys advanced the Company $5,000.  On April 30, 2019 the Company repaid the $5,000 advance.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

		June 30, 2019	December 31, 2018

U.S. federal statutory graduated rate	*	21.00%	21.00%
State income tax rate, net of federal benefit		0.00%	0.00%
Contributed services		0.00%	0.00%
Costs capitalized under Section 195		-21.00%	-21.00%
Effective rate		0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2019, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at June 30, 2019.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through June 30, 2019, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On June 30, 2019, the Company had cash balances at one FDIC insured financial institution of $5,506 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (“AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at June 30, 2019.

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

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  On June 7, 2019 the final payment of $11,046.74 was made and the note was paid in full. A $1,500 gain from early extinguishment of Note Payable was reported as income on June 30, 2019.

On April 8, 2019 AVRS recognized a gain on settlement of accounts payable of $2,334 which was reported as income on June 30, 2019.

Note 8.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 9 .    Subsequent Events

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) at the U.S. Patent Trial and Appeal Board of the U.S. Patent and Trademark Office.  Apple is challenging the claims of U.S. Patent No. 7,558,730 which is owned by AVRS.  Subsequently the Court has ordered that the parties’ stipulation is granted.  This case is stayed and the remainder of the litigation schedule is vacated.

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

At June 30, 2019, we had current assets of $5,506, and current liabilities of $240,354, as compared to $17,583 current assets and $265,367 in current liabilities at December 31, 2018. Our decrease in current assets is attributed to payments made to promissory notes. Our decrease in current liabilities primarily is due to repayment of Notes Payable.

We had a net loss of $36,418 and $39,626 for the six months ended June 30, 2019 and 2018 respectively. The decrease in net loss is attributable to decrease in professional fees incurred in the six months ended June 30, 2019.

Liquidity and Capital Resources

For the six months ended June 30, 2019, we used $33,979 of cash in operating activities and -0- in investing activities, and we received $42,002 cash from sales of our common stock and payments and proceeds from notes payable. As a result, for the six months ended June 30, 2019, we recognized a $12,077 decrease in cash on hand. For the six months ended June 30, 2018, $25,792 cash was used in operating activities, $980 cash in investing activities, and we received $30,700 cash from the sale of our common stock, resulting in a $449 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2019 and December 31, 2018, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $203 accrued at June 30, 2019.  On February 1, 2019 Walter Geldenhuys advanced the Company $5,000.  On April 5, 2019 the Company repaid the advance.  Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2018 and 2017 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of June 30, 2019 $8,971 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2019 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  On June 7, 2019 a balloon payment of $11,046.74 was paid and the note is paid in full.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.

It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR.

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)

10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)
10.44	Purchase Agreement dated November 14, 2018 between Advanced Voice Recognition Systems, Inc and an Investor (50)
10.45	Letter Agreement dated December 10, 2018 between Advanced Voice Recognition Systems, Inc and Meyers & Associate (51)
10.46	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (52)
10.47	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (53)
10.48	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (54)
10.49	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (55)
10.50	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (56)
10.51	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (57)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(52)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 2, 2019

(53)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 2, 2019

(54)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 2, 2019

(55)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 16, 2019

(56)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

(57)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated August 2. 2019	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 2, 2019	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)