Form 10-Q
period 2019-09-30
Advanced Voice Recognition Systems, Inc
filed 2019-11-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-52390

Advanced Voice Recognition Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive, Scottsdale, Arizona  85260

(Address of principal executive offices)

(480) 704-4183

(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	AVOI	NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

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

As of October 29, 2019 276,020,268 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Balance Sheets

(UnAudited)

	September 30, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$9,096	$17,583
Total Current Assets	9,096	17,583

Non-Current Assets
Patent, net	32,362	43,390

Total Non-Current Assets	32,362	43,390

Total Assets	$41,458	$60,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$42,585	$49,385
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	-	19,100
Note Payable AIP	19,935	19,935
Note Payable Related Party	3,000	6,500
Accrued Interest	9,702	8,065
Total Current Liabilities	237,604	265,367

Liabilities
Total Liabilities	$237,604	$265,367

Commitments and Contingencies

Stockholders' Deficit
Common stock,$.001 par value; 547,500,000 shares authorized
276,020,268 and 267,020,268, issued and outstanding respectively	$276,020	$267,020
Additional paid-in capital	7,927,800	7,878,798
Accumulated Deficit	(8,399,966)	(8,350,212)
Total Stockholders' Deficit	(196,146)	(204,394)
Total Liabilities and Stockholders' Deficit	$41,458	$60,973

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	25	25	119	1,419
Professional fees	1,890	3,025	25,500	22,973
Office	9,225	7,841	21,632	19,377
Travel	1,236	158	1,614	551
Other	432	432	2,046	2,216
Total operating expenses	12,808	11,481	50,911	46,536

Loss from operations	(12,808)	(11,481)	(50,911)	(46,536)

Other income and (expense):
Interest expense	(528)	(2,392)	(2,677)	(6,963)
Gain from settlement	-	-	3,834	-
Net other expense	(528)	(2,392)	1,157	(6,963)

Loss before income taxes	(13,336)	(13,873)	(49,754)	(53,499)

Provision for income taxes	-	-	-	-

Net Loss	$(13,336)	$(13,873)	$(49,754)	$(53,499)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	275,353,601	255,395,824	272,236,342	250,078,046

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

Statement of Changes in Shareholder's Deficit
For the period ending September 30, 2018

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	243,920,268	$243,920	$7,788,248	$(8,282,912)	$(250,744)

Sales of Common Stock	6,800,000	6,800	9,050		15,850

Net Loss	-	-	-	(27,291)	(27,291)

Balance at March 31, 2018	250,720,268	$250,720	$7,797,298	$(8,310,203)	$(262,185)

Sales of Common Stock	4,100,000	4,100	10,750		14,850

Net Loss	-	-	-	(12,335)	(12,335)

Balance at June 30, 2018	254,820,268	$254,820	$7,808,048	$(8,322,538)	$(259,670)

Sales of Common Stock	700,000	700	9,800		10,500

Net Loss	-	-	-	(13,873)	(13,873)

Balance at September 30, 2018	250,520,268	$255,520	$7,817,848	$(8,336,411)	$(263,043)

Statement of Changes in Shareholder's Deficit
For the period ending September 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	267,020,268	$267,020	$7,878,798	$(8,350,212)	$(204,394)

Sales of Common Stock	1,800,000	1,800	7,200		9,000

Net Loss	-	-	-	(29,355)	(29,355)

Balance at March 31, 2019	268,820,268	$268,820	$7,885,998	$(8,379,567)	$(224,749)

Sales of Common Stock	6,200,000	6,200	26,802		33,002

Net Loss	-	-	-	(7,063)	(7,063)

Balance at June 30, 2019	275,020,268	$275,020	$7,912,800	$(8,386,630)	$(198,810)

Sales of Common Stock	1,000,000	1,000	15,000		16,000

Net Loss	-	-	-	(13,336)	(13,336)

Balance at September 30, 2019	276,020,268	$276,020	$7,927,800	$(8,399,966)	$(196,146)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(49,754)	$(53,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	11,028	10,716
Gain from settlement	(3,834)	—
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	(2,829)	2,938
Net cash used in operating activities	(45,389)	(39,845)

Cash Flows from Investing Activities:
Payments for patents	—	(980)

Net cash used in investing activities	—	(980)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	58,002	41,200
Note Payable Related Party	(3,500)	9,000
Payments on notes payable	(17,600)	(11,134)
Net cash provided by financing activities	36,902	39,066

Net change in cash	(8,487)	(1,759)

Cash at Beginning of Period	17,583	7,257

Cash at End of Period	$9,096	$5,498

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	52,385	52,385
Interest	$1,637	$5,460
Income taxes	$—	$—

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

Stock Purchase Agreements

During the year ended December 31, 2018 the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 23,100,000 shares of the common stock for aggregate proceeds of $113,650, full payment of which was received in the period. During the nine months ended September 30, 2019, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 9,000,000 shares of the common stock for aggregate proceeds of $58,002 full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at September 30, 2019.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) is due November 8, 2019.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2019 and for the nine months ended September 30, 2019 and 2018 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2019 and its operating results for the nine months ended September 30, 2019 and 2018 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018.  The results of operations for the nine months ended September 30, 2019 are not necessarily an indication of operating results to be expected for the year ending December 31, 2019.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $196,146 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2018 the Company received an aggregate of $113,650 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2019 the Company received an aggregate of $58,002 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2019 of $9,096, $17,583 at December 31, 2018 and $5,498 cash at September 30, 2018.  No amounts resulted from cash equivalents.

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

Research and Development Costs

Research and development costs are expensed in the period incurred

.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections”. ASC 306-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2018.  Impairment recorded for each of the nine months ended September 30, 2019 and 2018 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2019 and 2018, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Amortization at December 31, 2018 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	44,574	13,703
7,949,534	3,365	2,426	939
8,131,557	5,092	3,568	1,524
8,498,871	21,114	13,715	7,399
9,142,217	35,068	18,882	16,186
9,934,786	4,575	936	3,639
	$127,491	$84,101	$43,390

Amortization at September 30, 2019 is as follows:

Ended September 30, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	48,093	10,184
7,949,534	3,365	2,660	705
8,131,557	5,092	3,961	1,131
8,498,871	21,114	15,614	5,500
9,142,217	35,068	22,929	12,139
9,934,786	4,575	1,872	2,703
	$127,491	$95,129	$32,362

Amortization expense totaled $11,028 and $10,716 for the nine months ended September 30, 2019 and 2018.  Estimated aggregate amortization expense for each of the next three years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending September 30,,

2019	3,675
2020	14,702
2021	13,985
$32,362

Fixed Assets

Fixed assets were fully depreciated in the period ending December 31, 2018.

PROPERTY PLANT AND EQUIPMENT

December 31, 2018

Computer equipment	$6,627
Computer software	3,640
10,267
Less accumulated depreciation	(10,267)
Property and Equipment, Net	$0

	September 30, 2019	September 30, 2018

Computer equipment	$6,627	$6,627
Computer software	3,640	3,640
	10,267	10,267
Less accumulated depreciation	(10,267)	(10,267)
Property and Equipment, Net	$0	$0

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at September 30, 2019 and December 31, 2018 for accrued payroll.  During the period of nine months ending September 30, 2019, and September 30, 2018 the Company paid gross payroll of $119 and $1,419 to the CEO and for payroll expenses.

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and $232 was accrued at September 30, 2019.  The Company repaid $2500 of the note on December 10, 2018 another $2500 of the note on April 30, 2019 and $1,000 on September 25, 2019 leaving a remaining balance of $3,000 at September 30, 2019.

On February 1, 2019, Walter Geldenhuys advanced the Company $5,000.  On April 30, 2019 the Company repaid the $5,000 advance.  On August 13, 2019, Walter Geldenhuys advanced the Company $4000.  The Company repaid the advance on August 30, 2019.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

		September 30, 2019	December 31, 2018

U.S. federal statutory graduated rate	*	21.00%	21.00%
State income tax rate, net of federal benefit		0.00%	0.00%
Contributed services		0.00%	0.00%
Costs capitalized under Section 195		-21.00%	-21.00%
Effective rate		0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of September 30, 2019, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at September 30, 2019.

Note 6.    Concentration of Risk

Beginning March 31, 2010, through September 30, 2019, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On September 30, 2019, the Company had cash balances at one FDIC insured financial institution of $9,096 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at September 30, 2019.

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

At September 30, 2019, we had current assets of $9,096 and current liabilities of $237,604, as compared to $17,583 current assets and $265,367 in current liabilities at December 31, 2018. Our decrease in current assets is attributed to payments made to Note Payable. Our decrease in current liabilities primarily is due to repayment of Notes Payable.

We had a net loss of $49,754 and $53,499 for the nine months ended September 30, 2019 and 2018 respectively. The decrease in net loss is attributable to gain from settlement of note payable that occurred in the nine months ended September 30, 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, we used $45,389 of cash in operating activities and -0- in investing activities, and we received $58,002 cash from sales of our common stock and made net payments  for notes payable of $21,000. As a result, for the nine months ended September 30, 2019, we recognized an $8,487 decrease in cash on hand. For the nine months ended September 30, 2018, $39,845 cash was used in operating activities, $980 cash in investing activities, and we received $41,200 cash from the sale of our common stock, resulting in a $1,759 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2019 and December 31, 2018, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $232 accrued at September 30, 2019.  On February 1, 2019 Walter Geldenhuys advanced the Company $5,000.  On April 5, 2019 the Company repaid the advance. On August 13, 2019 Mr. Geldenhuys advanced the Company $4,000 which was repaid on August 30, 2019. Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2018 and 2017 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2019 $9,470 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2019 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) is due November 8, 2019.

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)

10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)
10.44	Purchase Agreement dated November 14, 2018 between Advanced Voice Recognition Systems, Inc and an Investor (50)
10.45	Letter Agreement dated December 10, 2018 between Advanced Voice Recognition Systems, Inc and Meyers & Associate (51)
10.46	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (52)
10.47	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (53)
10.48	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (54)
10.49	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (55)
10.50	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (56)
10.51	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (57)
10.52	Other Event dated July 22, 2019 (58)
10.53	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (59)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(54)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 2, 2019

(55)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 16, 2019

(56)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

(57)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

(58)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 29, 2019

(59)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated October 29. 2019	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated October 29, 2019	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)