Form 10-K
period 2019-12-31
Advanced Voice Recognition Systems, Inc
filed 2020-03-30
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2019

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

(Registrant’s telephone number, including area code)Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	AVOI	NONE

Securities registered pursuant to section 12(g) of the Act

Common Stock $0.001 Par Value (NONE)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes    ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $3,469,084 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of March 17, 2020 a total of 279,720,268 shares were issued and outstanding.

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

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  Costs totaling $21,114 were capitalized during the third quarter of 2013 and the Company began amortization.

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

Research and Development

During fiscal years 2019 and 2018, we did not incur any expense for research and development activities.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  On January 23, 2020, the Company received the decision from the PTAB to Institute the IPR decision along with a schedule for the rest of the proceedings.  The Company defeated Apple on two out of three of its grounds for Institution. AVRS must reply by April 16, 2020.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2019 and 2018. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2019	0.02	0.02
Three Months Ended September 30, 2019	0.03	0.03
Three Months Ended June 30, 2019	0.04	0.03
Three Months Ended March 31, 2019	0.02	0.02
Three Months Ended December 31, 2018	0.01	0.01
Three Months Ended September 30, 2018	0.01	0.01
Three Months Ended June 30, 2018	0.01	0.01
Three Months Ended March 31, 2018	0.01	0.01

Holders

As of December 31, 2019, we have approximately 70 holders of record of our common stock and 278,220,268 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $68,302 for the year ended December 31, 2019, as compared to a net loss of $67,300 in 2018.  Professional fees were $28,014 in 2019, as compared to $26,357 in 2018, an increase of $1,657. An increase in our auditing fees is responsible for the increase in professional fees.  Compensation was $4,916 in 2019, as compared to $1,444 in 2018, an increase of $3,472 which increased our net loss.

Liquidity and Capital Resources

During the year ended December 31, 2019, we used $56,244 of cash in operating activities and $0 cash in investing activities.  We received $69,002 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2019, we recognized an $11,342 net decrease in cash on hand. For the year ended December 31, 2018, we used $75,559 of cash in operating activities and $980 of cash in investing activities, and received net cash of $113,650 provided by financing activities, resulting in a $10,326 increase in cash on hand for the year.

At December 31, 2019, we had current assets of $6,241 and current liabilities of $238,622 as compared to current assets of $17,583 and current liabilities of $265,367 at December 31, 2018.  Our decrease in current assets resulted from a decreased amount of financing activities in 2019 as compared to 2018.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2019, we entered into Stock Purchase Agreements for the private sale to six persons or entities of an aggregate of 11,200,000 shares of the common stock for aggregate proceeds of $69,002.  All of the proceeds were paid during the 12 months ended December 31, 2019.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2019 $9,967 interest has accrued.

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

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At December 30, 2019 and December 31, 2018, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into a Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $91.00 accrued at December 31, 2018.  On December 10, 2018 the Company repaid $2,500 leaving a balance of $6,500.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019. Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2019 and 2018 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 30, 2020

Part I. Financial Information

Advanced Voice Recognition Systems, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$6,241	$17,583
Total Current Assets	6,241	17,583

Non-Current Assets
Patent, net	28,687	43,390
Total Non-Current Assets	28,687	43,390

Total Assets	$34,928	$60,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$46,083	$49,385
Payroll	162,382	162,382
Note Payable Meyer & Assoc.	-	19,100
Note Payable AIP	19,935	19,935
Note Payable Related Party	-	6,500
Accrued Interest	10,222	8,065
Total Current Liabilities	238,622	265,367

Total Liabilities	$238,622	$265,367

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
278,220,268 and 267,020,268, issued and outstanding respectively	$278,220	$267,020
Additional paid-in capital	7,936,600	7,878,798
Accumulated Deficit	(8,418,514)	(8,350,212)
Total Stockholders' Deficit	(203,694)	(204,394)
Total Liabilities and Stockholders' Deficit	$34,928	$60,973

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2019	2018

Sales	-	-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	4,916	1,444
Professional fees	28,014	26,357
Office	29,701	27,006
Travel	1,614	773
Other	2,403	2,758
Total operating expenses	66,648	58,338

Loss from operations	(66,648)	(58,338)

Other income and (expense):
Interest expense	(5,488)	(8,962)
Gain From Settlement on Note Payable and Accounts Payable	3,834	-
Net other expense	(1,654)	(8,962)

Loss before income taxes	(68,302)	(67,300)

Provision for income taxes	-	-

Net Loss	(68,302)	(67,300)

Basic and diluted loss per common share*	(0)	(0)

Weighted average number of common shares	273,368,169	254,477,727

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.
Consolidated Statement of Shareholder's Deficit
For the years ended December 31, 2019 and December 31, 2018

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2017	243,920,268	243,920	7,788,248	(8,282,912)	(250,744)

Sales of Common Stock	23,100,000	23,100	90,550		113,650

Net Loss	-	-	-	(67,300)	(67,300)

Balance at December 31, 2018	267,020,268	267,020	7,878,798	(8,350,212)	(204,394)

Sales of Common Stock	11,200,000	11,200	57,802	-	69,002

Net Loss	-	-	-	(68,302)	(68,302)

Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	(68,302)	(67,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	14,703	14,390
Gain from settlement	(3,834)	-
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,189	(22,649)
Net cash used in operating activities	(56,244)	(75,559)

Cash Flows from Investing Activities:
Payments for patents	-	(980)
Net cash used in investing activities	-	(980)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	69,002	113,650
Note payable related party	(6,500)	9,000
Payments on notes payable	(17,600)	(35,785)
Net cash provided by financing activities	44,902	86,865

Net change in cash	(11,342)	10,326

Cash at Beginning of Period	17,583	7,257

Cash at End of Period	6,241	17,583

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	52,385	52,385
Interest	2,157	6,878
Income taxes	-	-

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

Stock Purchase Agreements

During the year ended December 31, 2019 the Company entered into Stock Purchase Agreements for the private sale to six persons or entities of an aggregate of 11,200,000 shares of the common stock for aggregate proceeds of $69,002, full payment of which was received in the period. During the year ended December 31, 2018, the Company entered into Stock Purchase Agreements to five persons for the private sale of an aggregate of 23,100,000 shares of the common stock for aggregate proceeds of $113,650, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at December 31, 2019.

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

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  On June 7, 2019 the Company made the final payment of $11,047.  The note is paid in full.  A $1,500 gain from early extinguishment of Note Payable was reported as income on June 30, 2019.

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

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2500 of the note on December 10, 2018.  Interest at 4% per annum was charged and accrued at December 31, 2019.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $203,694 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2019 the Company received an aggregate of $69,002 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2018 the Company received an aggregate of $113,650 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2019 of $6,241 and $17,583 at December 31, 2018.  No amounts resulted from cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” now referred to as ASC 360-10 Property, Plant, and Equipment – “Impairment or Disposal of Long Lived Assets” subsections” . ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  The Company’s last impairment analysis was completed effective December 31, 2019.  Impairment recorded for each of the twelve months ended December 31, 2019 and 2018 was $-0-.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2019 and 2018, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Note 3.     Intangible Assets

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

Amortization at December 31, 2018 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2018
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	44,574	13,703
7,949,534	3,365	2,426	939
8,131,557	5,092	3,568	1,524
8,498,871	21,114	13,715	7,399
9,142,217	35,068	18,882	16,186
9,934,786	4,575	936	3,639
	$127,491	$84,101	$43,390

Amortization at December 31, 2019 is as follows:

Ended December 31, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	49,266	9,011
7,949,534	3,365	2,739	626
8,131,557	5,092	4,090	1,002
8,498,871	21,114	16,247	4,867
9,142,217	35,068	24,278	10,790
9,934,786	4,575	2,184	2,391
	$127,491	$98,804	$28,687

Amortization expense totaled $14,703 and $14,390 for the years ended December 31, 2019 and 2018.  Estimated aggregate amortization expense for each of the next two years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2020	14,702
2021	13,985
$28,687

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers -0- and $6,500 at December 31, 2019 and 2018 respectively.  The Company also owed the officers aggregate of $162,382 at December 31, 2019 and December 31, 2018 for accrued payroll.  During the period of year ending December 31, 2019, and December 31, 2018 the Company paid gross payroll of $4,916 and $1,444 to the CEO and for payroll expenses. On September 24, 2018, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors loaned the Company $9,000.  This loan was paid in full December 27, 2019.  During the year ending December 31, 2019, AVRS completed Stock Purchase Agreements totaling 11,200,000 shares of AVRS stock to six shareholders.  All shares were paid in the period ending December 31, 2019, for a total amount of $69,002.  At period ending December 31, 2019 one shareholder owned 8.90% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31, 2019	December 31, 2018

U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	00.00%
Costs capitalized under Section 195	-21.00%	-21.00%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2019, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2019.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through December 31, 2019, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On December 31, 2019, the Company had cash balances at one FDIC insured financial institution of $6,241 in non-interest bearing accounts that were fully insured by the FDIC.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2019.

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

On November 21, 2018 AVRS and Meyers & Associates entered into a Second Agreement to Amend Promissory Note.  AVRS shall pay $20,000 on or before November 21, 2018, shall pay $1,500 on the first day of each month beginning January 1, 2019 and continuing through June 1, 2019 and shall pay all remaining principle and interest on July 1, 2019.  On June 7, 2019 the Company made the final payment of $11,047.  The note is paid in full.  A $1,500 gain from early extinguishment of Note Payable was reported as income on June 30, 2019.

On September 24, 2018, Advanced Voice Recognition Systems, Inc., a Nevada corporation (“AVRS”, “we” or “us”), entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.

Note 8.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 9.    Subsequent Events

On January 4, 2020 the Company executed two Stock Purchase Agreements for an aggregate of 1,500,000 shares for $15,000.  All shares were paid in full.

On January 23, 2020 the Company received notice that the Patent, Trial and Appeals Board (“PTAB”) decided to Institute the Inter Partes Review (“IPR”) along with a schedule for the rest of the proceedings. The Company was able to defeat Apple on two out of three of its grounds for Institution.  The Company must file a response by April 16, 2020.institution.Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2019 and 2018, a lack of segregation of duties in accounting and financial reporting activities, which we do not believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.  Our chief executive officer and chief financial officer work closely and review all day to day transactional activities with the secretary Treasurer.  The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2019 and 2018 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019.  We have identified, as of December 31, 2019, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2019 and 2018 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	63	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	66	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2019 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2019	4,400	0	0	0	0	0	0	4,400
President, CEO, CFO Director (1)	2018	1,200	0	0	0	0	0	0	1,200

Diane Jakowchuk,	2019	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2018	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2018 and 2019.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2018 and 2019.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2018 was $1,200 and $4,400 in 2019.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2018 and 2019 for his service as one of our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2018, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2019 was 278,220,268.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	17.87%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,941,000		1.41%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857	16.00%

LDB Provident Investments, LLC 86 South Florentine Lane Centerville, UT 84014	24,766,236	8.90%

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

(2)	This amount includes 136,000 shares of common stock held by Mr. Geldenhuys’ daughter, of which Mr. Geldenhuys may be deemed to have indirect ownership because of the father daughter relationship.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2019 and December 31, 2018.

Services	2019	2018

Audit Fees	21,600	21,060
Audit Related Services	0	1020
Tax Fees	850	685
Total Fees	22,450	22,765

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

Item 15. Exhibits

ITEM 15. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)
10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)
10.44	Purchase Agreement dated November 14, 2018 between Advanced Voice Recognition Systems, Inc and an investor.(50)
10.45	Letter Agreement dated December 10, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers&Associate(51)
10.46	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (52)
10.47	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (53)
10.48	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (54)
10.49	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (55)

10.50	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (56)
10.51	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (57)
10.52	Other Event dated July 22, 2019 (58)
10.53	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (59)
10.54	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (60)
10.55	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (61)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(56)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

(57)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 7, 2019

(58)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 29, 2019

(59)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 30, 2019

(60)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2019

(61)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th of March, 2019.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys	Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director
March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys _____ Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 30, 2020
/s/_Diana Jakowchuk ____		March 30, 2020
Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer