Form 10-Q
period 2020-06-30
Advanced Voice Recognition Systems, Inc
filed 2020-08-13
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 2020

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

As of August 5, 2020, 280,220,268 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$5,531	$6,241
Total Current Assets	5,531	6,241

Non-Current Assets
Patent, net	21,336	28,687

Total Non-Current Assets	21,336	28,687

Total Assets	$26,867	$34,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$62,449	$46,083
Payroll	162,382	162,382
Note Payable AIP	19,935	19,935
Accrued Interest	10,965	10,222
Total Current Liabilities	255,731	238,622

Total Liabilities	$255,731	$238,622

Commitments and Contingencies

Stockholders' Deficit
Common Stock $0.001par value; 547,500,000 shares authorized
280,220,268 and 278,220,268, issued and outstanding respectively	$280,220	$278,220
Additional paid-in capital	7,955,200	7,936,600
Accumulated Deficit	(8,464,284)	(8,418,514)
Total Stockholders' Deficit	(228,864)	(203,694)
Total Liabilities and Stockholders' Deficit	$26,867	$34,928

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	16	25	7,810	94
Professional fees	3,285	1,665	24,630	23,610
Office	5,414	6,673	11,479	12,406
Travel	-	277	-	378
Other	432	1,057	789	1,614
Total operating expenses	9,147	9,697	44,708	38,102

Loss from operations	(9,147)	(9,697)	(44,708)	(38,102)

Other income and (expense):
Interest expense	(563)	(1,200)	(1,062)	(2,150)
Gain From Settlement	-	3,834	-	3,834
Net other expense	(563)	2,634	(1,062)	1,684

Loss before income taxes	(9,710)	(7,063)	(45,770)	(36,418)
Provision for income taxes	-	-	-	-

Net Loss	$(9,710)	$(7,063)	$(45,770)	$(36,418)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	279,857,631	274,235,157	279,764,224	270,677,712

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending June 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	267,020,268	$267,020	$7,878,798	$(8,350,212)	$(204,394)

Sales of Common Stock	1,800,000	1,800	7,200		9,000

Net Loss	-	-	-	(29,355)	(29,355)

Balance at March 31, 2019	268,820,268	$268,820	$7,885,998	$(8,379,567)	$(224,749)

Sales of Common Stock	6,200,000	6,200	26,802		33,002

Net Loss	-	-	-	(7,063)	(7,063)

Balance at June 30, 2019	275,020,268	$275,020	$7,912,800	$(8,386,630)	$(198,810)

For the period ending June 30, 2020

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	278,220,268	$278,220	$7,936,600	$(8,418,514)	$(203,694)

Sales of Common Stock	1,500,000	1,500	13,500		15,000

Net Loss	-	-	-	(36,060)	(36,060)

Balance at March 31, 2020	279,720,268	$279,720	$7,950,100	$(8,454,574)	$(224,754)

Sales of Common Stock	500,000	500	5,100		5,600

Net Loss	-	-	-	(9,710)	(9,710)

Balance at June 30, 2020	280,220,268	$280,220	$7,955,200	$(8,464,284)	$(228,864)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(45,770)	$(36,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	7,352	7,352
Gain From Settlement	-	(3,834)
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	17,108	(1,079)
Net cash used in operating activities	(21,310)	(33,979)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,600	42,002
Payments on notes payable	-	(2,500)
Payments on notes payable	-	(17,600)
Net cash provided by financing activities	20,600	21,902

Net change in cash	(710)	(12,077)

Cash at Beginning of Period	6,241	17,583

Cash at End of Period	$5,531	$5,506

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$743	$1,041
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Notes to Unaudited Condensed Financial Statements

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

Stock Purchase Agreements

During the year ended December 31, 2019 the Company entered into Stock Purchase Agreements for the private sale to six persons or entities of an aggregate of 11,200,000 shares of the common stock for aggregate proceeds of $69,002, full payment of which was received in the period. During the six months ended June 30, 2020, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 2,000,000 shares of the common stock for aggregate proceeds of $20,600 full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at June 30, 2020.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2020 and for the six months ended June 30, 2020 and 2019 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2020 and its operating results for the six months ended June 30, 2020 and 2019 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019.  The results of operations for the six months ended June 30, 2020 are not necessarily an indication of operating results to be expected for the year ending December 31, 2020.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $228,864 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2019 the Company received an aggregate of $69,002 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2020 the Company received an aggregate of $20,600 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2020 of $5,531, $6,241 at December 31, 2019.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2019 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	49,266	9,011
7,949,534	3,365	2,739	626
8,131,557	5,092	4,090	1,002
8,498,871	21,114	16,247	4,867
9,142,217	35,068	24,278	10,790
9,934,786	4,575	2,184	2391
	$127,491	$98,804	$28,687

Amortization at June 30, 2020 is as follows:

Ended June 30, 2020
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	51,612	6,665

7,949,534	3,365	2,895	470
8,131,557	5,092	4,352	740
8,498,871	21,114	17,512	3,602
9,142,217	35,068	26,976	8,092
9,934,786	4,575	2,808	1,767
	$127,491	$106,155	$21,336

Amortization expense totaled $7,351 and $7,352 for each of the six months ended June 30, 2020 and 2019 respectively.  Estimated aggregate amortization expense for each of the next three years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending June 30,

2020	7,351
2021	13,985
$21,336

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at June 30, 2020 and December 31, 2019 for accrued payroll.  During the period of six months ending June 30, 2020, and June 30, 2019 the Company paid gross payroll of $7,810 and $94 to the CEO and for payroll expenses.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at June 30, 2020.

On September 24, 2018, the Company, entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.

Note 6.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 7.    Subsequent Events

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

At June 30, 2020, we had current assets of $5,531 and current liabilities of $255,731, as compared to $6,241 current assets and $238,622 in current liabilities at December 31, 2019. Our decrease in current assets is attributed to payments made to compensation. Our increase in current liabilities primarily is due to increase in Accounts Payable.

We had a net loss of $45,770 and $36,418 for the six months ended June 30, 2020 and 2019 respectively. The increase in net loss is attributable to compensation paid in the six months ended June 30, 2020.

Liquidity and Capital Resources

For the six months ended June 30, 2020, we used $21,310 of cash in operating activities and -0- in investing activities, and we received $20,600 cash from sales of our common stock. As a result, for the six months ended June 30, 2020, we recognized a $710 decrease in cash on hand. For the six months ended June 30, 2019, $33,979 cash was used in operating activities, $-0- cash in investing activities, and we received $42,002 cash from the sale of our common stock, resulting in a $12,077 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2020 and December 31, 2018, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On February 1, 2019 Walter Geldenhuys advanced the Company $5,000.  On April 5, 2019 the Company repaid the advance. On August 13, 2019 Mr. Geldenhuys advanced the Company $4,000 which was repaid on August 30, 2019. On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of June 30, 2020 $10,965 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2020 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) was submitted November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  The parties are in the process of submitting expert declarations and briefs to the PTAB in connection with that review. Due to the interruption from COVID-19 the next responses are due August 2020.

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated January 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (9)
10.4	Purchase Agreement dated February 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (10)
10.5	Departure of Directors or Certain Officers dated February 26, 2016. (11)
10.6	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (12)
10.7	Purchase Agreement dated March 10, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (13)
10.8	Purchase Agreement dated March 22, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (14)
10.9	Purchase Agreement dated July 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (15)
10.10	Purchase Agreement dated September 19, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (16)
10.11	Purchase Agreement dated October 11, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (17)
10.12	Purchase Agreement dated October 21, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (18)
10.13	Letter Agreement dated November 1, 2016 between Advanced Voice Recognition Systems, Inc. and BJC. (19)
10.14	Purchase Agreement dated November 16, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (20)

10.15	Purchase Agreement dated December 14, 2016 between Advanced Voice Recognition Systems, Inc. and an Investor. (21)
10.16	Purchase Agreement dated January 12, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (22)
10.17	Purchase Agreement dated February 3, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (23)
10.18	Purchase Agreement dated February 21, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (24)
10.19	Purchase Agreement dated February 27, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (25)
10.20	Purchase Agreement dated March 23, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (26)
10.21	Letter Agreement March 31, 2017 between Advanced Voice Recognition Systems, Inc. and Schmeiser (27)
10.22	Purchase Agreement dated April 14, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (28)
10.23	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (29)
10.24	Purchase Agreement dated May 1, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (30)
10.25	Purchase Agreement dated May 4, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (31)
10.26	Purchase Agreement dated June 5, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (32)
10.27	Purchase Agreement dated June 19, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (33)
10.28	Letter of Termination dated June 28, 2017 between Advanced Voice Recognition Systems, Inc. and Dominion (34)
10.29	Purchase Agreement dated October 26, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (35)
10.30	Purchase Agreement dated November 9, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (36)
10.31	Purchase Agreement dated December 20, 2017 between Advanced Voice Recognition Systems, Inc. and an Investor. (37)
10.32	Purchase Agreement dated January 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (38)
10.33	Purchase Agreement dated February 21, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (39)
10.34	Purchase Agreement dated March 6, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (40)
10.35	Purchase Agreement dated March 19, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (41)
10.36	Purchase Agreement dated April 5, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (42)
10.37	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (43)
10.38	Purchase Agreement dated April 30, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (44)
10.39	Purchase Agreement dated May 18, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (45)
10.40	Letter Agreement dated June 21, 2018 between Advanced Voice Recognition Systems, Inc. and Schmeiser (46)
10.41	Purchase Agreement dated July 17, 2018 between Advanced Voice Recognition Systems, Inc. and an Investor. (47)
10.42	Letter Agreement dated August 1, 2018 between Advanced Voice Recognition Systems, Inc. and Meyers & Associate. (48)
10.43	Letter Agreement dated September 24, 2018 between Advanced Voice Recognition Systems, Inc. and W. Geldenhuys. (49)
10.44	Purchase Agreement dated November 14, 2018 between Advanced Voice Recognition Systems, Inc and an Investor (50)
10.45	Letter Agreement dated December 10, 2018 between Advanced Voice Recognition Systems, Inc and Meyers & Associate (51)
10.46	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (52)
10.47	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (53)
10.48	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (54)
10.49	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (55)
10.50	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (56)
10.51	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (57)
10.52	Other Event dated July 22, 2019 (58)
10.53	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (59)
10.54	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (60)
10.55	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc and an Investor (61)
10.56	Purchase Agreement dated January 2, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (62)
10.57	Purchase Agreement dated January 3, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (63)
10.58	Purchase Agreement dated June 5, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (64)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(60)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2019

(61)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2019

(62)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(63)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(64)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated August 6, 2020	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated August 6, 2020	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)