Form 10-Q
period 2020-09-30
Advanced Voice Recognition Systems, Inc
filed 2020-11-16
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2020

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

Yes[X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes[X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” non-accelerated filer“smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2020, 280,220,268shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$564	$6,241
Total Current Assets	564	6,241

Non-Current Assets
Patent, net	17,659	28,687
Total Non-Current Assets	17,659	28,687

Total Assets	$18,223	$34,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$62,847	$46,083
Payroll	162,382	162,382
Note Payable AIP	19,935	19,935
Note Payable Related Party	750	-
Accrued Interest	11,463	10,222
Total Current Liabilities	257,377	238,622

Total Liabilities	$257,377	$238,622

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
280,220,268 and 278,220,268, issued and outstanding respectively	$280,220	$278,220
Additional paid-in capital	7,955,200	7,936,600
Accumulated Deficit	(8,474,574)	(8,418,514)
Total Stockholders' Deficit	(239,154)	(203,694)
Total Liabilities and Stockholders' Deficit	$18,223	$34,928

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	17	25	7,827	119
Professional fees	3,451	1,890	28,081	25,500
Office	5,966	9,225	17,445	21,632
Travel	-	1,236	-	1,614
Other	357	432	1,146	2,046
Total operating expenses	9,791	12,808	54,499	50,911

Loss from operations	(9,791)	(12,808)	(54,499)	(50,911)

Other income and (expense):
Interest expense	(499)	(528)	(1,561)	(2,677)
Gain From Settlement	-	-	-	3,834
Net other expense	(499)	(528)	(1,561)	1,157

Loss before income taxes	(10,290)	(13,336)	(56,060)	(49,754)

Provision for income taxes	-	-	-	-

Net Loss	$(10,290)	$(13,336)	$(56,060)	$(49,754)

Basic and diluted loss per common share	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares	280,220,268	275,353,601	279,915,121	272,236,342

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending September 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	267,020,268	267,020	7,878,798	(8,350,212)	(204,394)

Sales of Common Stock	1,800,000	1,800	7,200	-	9,000

Net Loss	-	-	-	(29,355)	(29,355)

Balance at March 31, 2019	268,820,268	268,820	7,885,998	(8,379,567)	(224,749)

Sales of Common Stock	6,200,000	6,200	26,802	-	33,002

Net Loss	-	-	-	(7,063)	(7,063)

Balance at June 30, 2019	275,020,268	275,020	7,912,800	(8,386,630)	(198,810)

Sales of Common Stock	1,000,000	1,000	15,000	-	16,000

Net Loss	-	-	-	(13,336)	(13,336)

Balance at September 30, 2019	276,020,268	276,020	7,927,800	(8,399,966)	(196,146)

For the period ending September 30, 2020

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

Sales of Common Stock	1,500,000	1,500	13,500	-	15,000

Net Loss	-	-	-	(36,060)	(36,060)

Balance at March 31, 2020	279,720,268	279,720	7,950,100	(8,454,574)	(224,754)

Sales of Common Stock	500,000	500	5,100	-	5,600

Net Loss	-	-	-	(9,710)	(9,710)

Balance at June 30, 2020	280,220,268	280,220	7,955,200	(8,464,284)	(228,864)

Net Loss	-	-	-	(10,290)	(10,290)

Balance at September 30, 2020	280,220,268	280,220	7,955,200	(8,474,574)	(239,154)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(56,060)	$(49,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	11,028	11,028
Gain from settlement	-	(3,834)
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	18,005	(2,829)
Payroll Liabilities	—	—
Net cash used in operating activities	(27,027)	(45,389)

Cash Flows from Investing Activities:
Payments for deferred costs	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,600	58,002
Payment of note payable related party		(3,500)
Advance from related party	750	-
Payments on notes payable	-	(17,600)
Net cash provided by financing activities	21,350	36,902

Net change in cash	(5,677)	(8,487)

Cash at Beginning of Period	6,241	17,583

Cash at End of Period	$564	$9,096

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	-	52,385
Interest	$1,241	$1,637
Income taxes	$-	$-

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

Stock Purchase Agreements

During the year ended December 31, 2019 the Company entered into Stock Purchase Agreements for the private sale to six persons or entities of an aggregate of 11,200,000 shares of the common stock for aggregate proceeds of $69,002, full payment of which was received in the period. During the nine months ended September 30, 2020, the Company entered into Stock Purchase Agreements for the private sale of an aggregate of 2,000,000 shares of the common stock for aggregate proceeds of $20,600 full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at September 30, 2020.

On November 1, 2016, Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Contingent Fee Agreement (the “Agreement”) with Legal Representation pursuant to which they will represent AVRS in connection with investigating and asserting claims relating to certain patents, including the negotiation of license agreements and the filing and prosecution of lawsuits, against any potential infringers of rights associated with such patents (the “Patent Rights”).  Legal representation will handle licensing and litigation activities under the Agreement on a contingent fee basis.  The fee will depend upon whether AVRS recovers any sums by way of licensing, settlement, trial or otherwise with respect to the Patent Rights.  On June 6, 2017 AVRS and Legal Representation revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Letter Agreement which was to provide advisory services, court filing fees, discovery and other litigation costs.  The revised Contingent Fee Agreement assumed the responsibility for the costs and expenses in the Terminated August 20, 2015 Letter Agreement and provides for the payment of twenty percent (20%) of all gross Licensing Agreement Proceeds and thirty percent (30%) of all Litigation Proceeds received by AVRS.  In addition, if the Litigation Proceeds agreed to or received by AVRS at any time are $100,000 or less then Legal Representative shall receive forty percent (40%) of the Litigation Proceeds.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) was done November 8, 2019.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2020 and for the nine months ended September 30, 2020 and 2019 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2020 and its operating results for the nine months ended September 30, 2020 and 2019 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019.  The results of operations for the nine months ended September 30, 2020 are not necessarily an indication of operating results to be expected for the year ending December 31, 2020.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $239,154 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2019 the Company received an aggregate of $69,002 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2020 the Company received an aggregate of $20,600 from the sale of shares in private offerings of its common stock.

The Company’s current operations are related to patent monetization and filing of additional patents.  The Company has entered into a letter agreement with Dominion Harbor Group, LLC to provide strategic advisory services to AVRS.  Dominion has agreed to advanced costs up to an aggregate of $10,000,000. On June 28, 2017 the Company and Dominion agreed to terminate the August 20, 2015 Letter Agreement.  The Company did not incur any material early termination penalties.  In addition, the Company has revised the Contingent Fee Agreement with Buether Joe & Carpenter, LLC which will represent AVRS in connection with investigating and asserting claims to the AVRS patents including licensing and litigation activities. Any and all advanced costs will only become liabilities if successful.  On June 6, 2017 AVRS and BJC revised the Contingent Fee Agreement as it related to the termination of the August 20, 2015 Dominion Harbor Letter Agreement.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2020 of $564, $6,241 at December 31, 2019.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2019 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	49,266	9,011
7,949,534	3,365	2,739	626
8,131,557	5,092	4,090	1,002
8,498,871	21,114	16,247	4,867
9,142,217	35,068	24,278	10,790
9,934,786	4,575	2,184	2391
	$127,491	$98,804	$28,687

Amortization at September 30, 2020 is as follows:

Ended September 30, 2020
U.S. Patent #	Carrying Value	Amortization	Balance

7,558,730	$58,277	52,785	5,492
7,949,534	3,365	2,973	392
8,131,557	5,092	4,483	609
8,498,871	21,114	18,146	2,968
9,142,217	35,068	28,325	6,743
9,934,786	4,575	3,120	1,455
	$127,491	$109,832	$17,659

Amortization expense totaled $11,028 for each of the nine months ended September 30, 2020 and 2019 respectively.  Estimated aggregate amortization expense for each of the next three years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending September 30,

2020	3,674
2021	13,985
$17,659

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at September 30, 2020 and December 31, 2019 for accrued payroll.  During the period of nine months ending September 30, 2020, and September 30, 2019 the Company paid gross payroll of $7,827 and $119 to the CEO and for payroll expenses. At September 30, 2020 the Secretary Treasurer advanced the Company $750 for operating expenses.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at September 30, 2020.

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

Note 7.    Subsequent Events

Covid-19 has an effect on the way the Company has done business in the third quarter.  Legal hearings were delayed and depositions and hearings were done via video conferencing.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation, presented Oral Arguments at the Patent Trial and Appeals Board (PTAB) in regards to the IPR on October 26, 2020.  A decision is expected the end of January 2021.

Covid-19 also impacted Company funding.  Our Secretary Treasurer advanced the Company $1450 in October and $735 in November.

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

At September 30, 2020, we had current assets of $564 and current liabilities of $257,376, as compared to $6,241 current assets and $238,622 in current liabilities at December 31, 2019. Our decrease in current assets is attributed to payments made to professional fees. Our increase in current liabilities primarily is due to increase in Accounts Payable.

We had a net loss of $56,060 and $49,754 for the nine months ended September 30, 2020 and 2019 respectively. The increase in net loss is attributable to compensation paid in the nine months ended September 30, 2020.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, we used $21,350 of cash in operating activities and -0- in investing activities, and we received $20,600 cash from sales of our common stock. As a result, for the nine months ended September 30, 2020, we recognized a $5,677 decrease in cash on hand. For the nine months ended September 30, 2019, $36,902 cash was used in operating activities, $-0- cash in investing activities, and we received $58,002 cash from the sale of our common stock, resulting in a $8,487 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2020 and December 31, 2019, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On February 1, 2019 Walter Geldenhuys advanced the Company $5,000.  On April 5, 2019 the Company repaid the advance. On August 13, 2019 Mr. Geldenhuys advanced the Company $4,000 which was repaid on August 30, 2019. On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020. Our Secretary Treasurer advanced the Company a total of $750 in September 2020.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2020, $11,463 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2020 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) was submitted November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  The parties are in the process of submitting expert declarations and briefs to the PTAB in connection with that review. Due to the interruption from COVID-19 the responded to the PTAB on September 18, 2020.  Oral arguments are set for October 26, 2020.

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

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 16, 2020	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 16, 2020	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)