Form 10-K
period 2020-12-31
Advanced Voice Recognition Systems, Inc
filed 2021-03-31
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2020

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $2,566,954 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of March 18, 2021, a total of 280,386,935 shares were issued and outstanding.

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

Speech Recognition Software and Related Firmware

Our principal proposed product is speech recognition software and related firmware which allows for dictation into a broad range of applications, including DOS applications running in Windows, UNIX and mainframe applications accessed through terminal emulation programs, various custom applications, and all Windows 3.x, 95, 98, 2000, XP, Vista, Windows 7 and Windows 10 programs. Through this product, we seek to provide full functionality including audio proofreading, deferred and delegated correction and additional capabilities that we believe are not available with other products. This product is designed to allow for deferred dictation, where the text is saved with the associated audio, and the users can resume when stopped and can play back dictated content. Similarly, the recognized text and associated audio can be saved to be used when text is corrected.

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

Research and Development

During fiscal years 2020 and 2019, we did not incur any expense for research and development activities.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  Due to the interruption from COVID-19 the Company responded to the PTAB on September 18, 2020.  Oral arguments were presented remotely on October 26, 2020.  On January 13, 2021 the PTAB Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).  On March 17, 2021 AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2020 and 2019. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2020	0.02	0.02
Three Months Ended September 30, 2020	0.02	0.02
Three Months Ended June 30, 2020	0.02	0.02
Three Months Ended March 31, 2020	0.01	0.01
Three Months Ended December 31, 2019	0.02	0.02
Three Months Ended September 30, 2019	0.03	0.03
Three Months Ended June 30, 2019	0.04	0.03
Three Months Ended March 31, 2019	0.02	0.02

Holders

As of December 31, 2020, we have approximately 74 holders of record of our common stock and 280,386,935 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $81,529 for the year ended December 31, 2020, as compared to a net loss of $68,302 in 2019.  Professional fees were $43,598 in 2020, as compared to $28,014 in 2019, an increase of $15,584. An increase in our auditing fees is responsible for the increase in professional fees.  Compensation was $7,839 in 2020, as compared to $4,916 in 2019, an increase of $2,923 which increased our net loss.

Liquidity and Capital Resources

During the year ended December 31, 2020, we used $33,026 of cash in operating activities and $0 cash in investing activities.  We received $22,600 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2020, we recognized an $5,893 net decrease in cash on hand. For the year ended December 31, 2019, we used $56,244 of cash in operating activities and $-0- of cash in investing activities, and received net cash of $69,002 provided by financing activities, resulting in a $11,342 decrease in cash on hand for the year.

At December 31, 2020, we had current assets of $348 and current liabilities of $276,955 as compared to current assets of $6,241 and current liabilities of $238,622 at December 31, 2019.  Our decrease in current assets resulted from a decreased amount of financing activities in 2020 as compared to 2019.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2020, we entered into Stock Purchase Agreements for the private sale to four persons or entities of an aggregate of 2,166,667 shares of the common stock for aggregate proceeds of $22,600.  All of the proceeds were paid during the 12 months ended December 31, 2020.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2020 $11,961 interest has accrued.

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

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At December 31, 2020 and December 31, 2019, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into a Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of September 24, 2019.  Interest at 4% per annum was charged and $91.00 accrued at December 31, 2018.  On December 10, 2018 the Company repaid $2,500 leaving a balance of $6,500.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019. Our Secretary / Treasurer advanced the Company a total of $4533 at December 31, 2020.

Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2020 and 2019 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 31, 2021

Part I. Financial Information

Advanced Voice Recognition Systems, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$348	$6,241
Total Current Assets	348	6,241

Non-Current Assets
Patent, net	13,984	28,687
Total Non-Current Assets	13,984	28,687

Total Assets	$14,332	$34,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$78,144	$46,083
Payroll	162,382	162,382
Note Payable AIP	19,935	19,935
Advance Related Party	4,533	-
Accrued Interest	11,961	10,222
Total Current Liabilities	276,955	238,622

Total Liabilities	$276,955	$238,622

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
280,386,935 and 278,220,268, issued and outstanding respectively	$280,387	$278,220
Additional paid-in capital	7,957,033	7,936,600
Accumulated Deficit	(8,500,043)	(8,418,514)
Total Stockholders' Deficit	(262,623)	(203,694)
Total Liabilities and Stockholders' Deficit	$14,332	$34,928

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	7,839	4,916
Professional fees	43,598	28,014
Office	23,801	29,701
Travel	-	1,614
Other	1,578	2,403
Total operating expenses	76,816	66,648

Loss from operations	(76,816)	(66,648)

Other income and (expense):
Interest expense	(4,713)	(5,488)
Gain from Settlement	-	3,834
Net other expense	(4,713)	(1,654)

Loss before income taxes	(81,529)	(68,302)

Provision for income taxes	-	-

Net Loss	$(81,529)	$(68,302)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares	280,012,962	273,368,169

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Shareholder's Deficit

For the years ended December 31, 2020 and December 31, 2019

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	267,020,268	267,020	7,878,798	(8,350,212)	(204,394)

Sales of Common Stock	11,200,000	11,200	57,802	-	69,002

Net Loss	-	-	-	(68,302)	(68,302)

Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

Sales of Common Stock	2,166,667	2,167	20,433	-	22,600

Net Loss	-	-	-	(81,529)	(81,529)

Balance at December 31, 2020	280,386,935	280,387	7,957,033	(8,500,043)	(262,623)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(81,529)	$(68,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	14,703	14,703
Gain from settlement	-	(3,834)
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	33,800	1,189
Net cash used in operating activities	(33,026)	(56,244)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	22,600	69,002
Note payable related party	-	(6,500)
Advance from related party	4,533	-
Payments on notes payable	-	(17,600)
Net cash provided by financing activities	27,133	44,902

Net change in cash	(5,893)	(11,342)

Cash at Beginning of Period	6,241	17,583

Cash at End of Period	$348	$6,241

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	-	52,385
Interest	$1,739	$2,157
Income taxes	$-	$-

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

Stock Purchase Agreements

During the year ended December 31, 2020 the Company entered into Stock Purchase Agreements for the private sale to four persons or entities of an aggregate of 2,166,667 shares of the common stock for aggregate proceeds of $22,600, full payment of which was received in the period. During the year ended December 31, 2019, the Company entered into Stock Purchase Agreements to six persons for the private sale of an aggregate of 11,200,000 shares of the common stock for aggregate proceeds of $69,002, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at December 31, 2020.

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

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $262,623 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2020 the Company received an aggregate of $22,600 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2019 the Company received an aggregate of $69,002 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2020 of $348 and $6,241 at December 31, 2019.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2019 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2019
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	49,266	9,011
7,949,534	3,365	2,739	626
8,131,557	5,092	4,090	1,002
8,498,871	21,114	16,247	4,867
9,142,217	35,068	24,278	10,790
9,934,786	4,575	2,184	2,391
	$127,491	$98,804	$28,687

Amortization at December 31, 2020 is as follows:

Ended December 31, 2020
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	53,958	4,319
7,949,534	3,365	3,052	313
8,131,557	5,092	4,612	480
8,498,871	21,114	18,779	2,335
9,142,217	35,068	29,674	5,394
9,934,786	4,575	3,432	1,143
	$127,491	$113,507	$13,984

Amortization expense totaled $14,703 and $14,703 for the years ended December 31, 2020 and 2019.  Estimated aggregate amortization expense for each of the next two years is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending December 31,

2021	13,984
$13,984

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers -0- and $6,500 at December 31, 2020 and 2019 respectively.  The Company also owed the officers aggregate of $162,382 at December 31, 2020 and December 31, 2019 for accrued payroll.  During the period of year ending December 31, 2020, and December 31, 2019 the Company paid gross payroll of $7,839 and $4,916 to the CEO and for payroll expenses. On September 24, 2018, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors loaned the Company $9,000.  This loan was paid in full December 27, 2019.  Beginning September 2020 and continuing through December, 31 2020 Diana Jakowchuk, who serves as our Secretary Treasurer, advanced the Company $4,533.  During the year ending December 31, 2020, AVRS completed Stock Purchase Agreements totaling 2,166,667 shares of AVRS stock to four shareholders.  All shares were paid in the period ending December 31, 2020, for a total amount of $22,600.  At period ending December 31, 2020 one shareholder owned 8.83% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31, 2020	December 31, 2019

U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	00.00%

Costs capitalized under Section 195	-21.00%	-21.00%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2020, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2020.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through December 31, 2020, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On December 31, 2020, the Company had cash balances at one FDIC insured financial institution of $348 in non-interest-bearing accounts that were fully insured by the FDIC.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 10% was accrued and reported at December 31, 2020.

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

Note 9.    Subsequent Events

Our Secretary / Treasurer, Diana Jakowchuk continues to advance the Company funds.  As of March 18, 2021, Ms. Jakowchuk has advanced a total of $6,378.75.

On January 13, 2021, the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) issued a Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc. The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).

On March 17, 2021, AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745.  AVRS appeals the Patent Trial and Appeal Boards (“PTAB”) Final Written Decision on January 13, 2021 in the Inter Partes Review (IPR 2019-01352) petitioned by Apple, Inc of U. S. Patent No. 7,558,730.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2020 and 2019, a lack of segregation of duties in accounting and financial reporting activities, which we do not believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.  Our chief executive officer and chief financial officer work closely and review all day to day transactional activities with the secretary Treasurer.  The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2020 and 2019 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020.  We have identified, as of December 31, 2020, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2020 and 2019 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	64	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	67	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2020 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2020	7,133	0	0	0	0	0	0	7,133
President, CEO, CFO Director (1)	2019	4,400	0	0	0	0	0	0	4,400

Diane Jakowchuk,	2020	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2019	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2019 and 2020.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2019 and 2020.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2019 was $4,400 and $7,133 in 2020.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2019 and 2020 for his service as one of our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2018, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of shares of common stock outstanding on December 31, 2020 was 280,386,935.

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	17.74%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,612,142		1.28%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857	15.87%

LDB Provident Investments, LLC 86 South Florentine Lane Centerville, UT 84014	24,766,236	8.83%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2020 and December 31, 2019.

Services	2020	2019

Audit Fees	21,600	21,600
Audit Related Services	0	0
Tax Fees	970	850
Total Fees	22,570	22,450

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
10.56 10.57 10.58 10.59

Purchase Agreement dated January 2, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (62)

Purchase Agreement dated January 3, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (63)

Purchase Agreement dated June 5, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (64)

Purchase Agreement dated November 17, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (65)

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

(61)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 10, 2019

(62)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(63)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(64)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2020

(65)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31th of March, 2021.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys
Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director
March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 31, 2021

/s/ Diana Jakowchuk Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 31, 2021