Form 10-Q
period 2021-03-31
Advanced Voice Recognition Systems, Inc
filed 2021-05-17
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2021

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

As of May 10, 2021, 280,386,935 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$1,340	$348
Total Current Assets	1,340	348

Non-Current Assets
Patent, net	10,308	13,984
Total Non-Current Assets	10,308	13,984

Total Assets	$11,648	$14,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$90,315	$78,144
Payroll	162,382	162,382
Note Payable AIP	19,935	19,935
Advance Related Party	8,079	4,533
Accrued Interest	12,460	11,961
Total Current Liabilities	293,171	276,955

Total Liabilities	$293,171	$276,955

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
280,220,268 and 278,220,268, issued and outstanding respectively	$280,387	$280,387
Additional paid-in capital	7,957,033	7,957,033
Accumulated Deficit	(8,518,943)	(8,500,043)
Total Stockholders' Deficit	(281,523)	(262,623)
Total Liabilities and Stockholders' Deficit	$11,648	$14,332

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	69	7,794
Professional fees	11,825	21,346
Office	5,936	6,065
Other	557	357
Total operating expenses	18,387	35,562

Loss from operations	(18,387)	(35,562)

Other income and (expense):
Interest expense	(513)	(498)
Net other expense	(513)	(498)

Loss before income taxes	(18,900)	(36,060)

Provision for income taxes	-	-

Net Loss	$(18,900)	$(36,060)

Basic and diluted loss per common share	$(0)	$(0)

Weighted average number of common shares	280,386,935	279,670,817

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending March 31, 2020

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

Sales of Common Stock	1,500,000	1,500	13,500	-	15,000

Net Loss	-	-	-	(36,060)	(36,060)

Balance at March 31, 2020	279,720,268	279,720	7,950,100	(8,454,574)	(224,754)

For the period ending March 31, 2021

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	280,386,935	280,387	7,957,033	(8,500,043)	(262,623)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(18,900)	(18,900)

Balance at March 31, 2021	280,386,935	280,387	7,957,033	(8,518,943)	(281,523)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(18,900)	$(36,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,676	3,676
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	12,670	12,873
Payroll Liabilities	—	—
Net cash used in operating activities	(2,554)	(19,511)

Cash Flows from Investing Activities:
Payments for deferred costs	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	15,000
Advance from related party	3,546	-
Net cash provided by financing activities	3,546	15,000

Net change in cash	992	(4,511)

Cash at Beginning of Period	348	6,241

Cash at End of Period	$1,340	$1,730

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$499	$498
Income taxes	$-	$-

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

Stock Purchase Agreements

During the three months ended March 31, 2021, the Company did not enter into any Stock Purchase Agreements and no payments were received. During the year ended December 31, 2020 the Company entered into Stock Purchase Agreements for the private sale to four persons or entities of an aggregate of 2,166,667 shares of the common stock for aggregate proceeds of $22,600, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at March 31, 2021.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation represents AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) was done November 8, 2019.  On January 13, 2021, the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) issued a Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).   On March 17, 2021, AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31 2021 and for the three months ended March 31, 2021 and 2020 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2021 and its operating results for the three months ended March 31, 2021 and 2020 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020.  The results of operations for the three months ended March 31, 2021 are not necessarily an indication of operating results to be expected for the year ending December 31, 2021.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $281,523 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2020 the Company received an aggregate of $22,600 from the sale of shares in private offerings of its common stock.  During the three months ended March 31, 2021, the Company did not enter into any Stock Purchase Agreements and no payments were received.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2021 of $1,340, and $348 at December 31, 2020.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2020 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2020
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	53,958	4,319
7,949,534	3,365	3,052	313
8,131,557	5,092	4,612	480
8,498,871	21,114	18,779	2,335
9,142,217	35,068	29,674	5,394
9,934,786	4,575	3,432	1,143
	$127,491	$113,507	$13,984

Amortization at March 31, 2021 is as follows:

Ended March 31, 2021
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	55,131	3,146
7,949,534	3,365	3,130	235
8,131,557	5,092	4,743	349
8,498,871	21,114	19,412	1,702
9,142,217	35,068	31,023	4,045
9,934,786	4,575	3,744	831
	$127,491	$117,183	$10,308

Amortization expense totaled $3,676 for each of the three months ended March 31, 2021 and 2020 respectively.  Estimated aggregate amortization expense for each of the next year is as follows:

SCHEDULE OF FUTURE AMORTIZATION

Year ending March 31,

2021	10,308
$10,308

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at March 31, 2021 and December 31, 2020 for accrued payroll.  During the period of three months ending March 31, 2021, March 31, 2020 the Company paid gross payroll of $69 and $7,794 for payroll expenses. At March 31, 2021 the Secretary Treasurer advanced the Company $8,079 for operating expenses.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at March 31, 2021.

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

Note 7.    Subsequent Events

Covid-19 also impacted Company funding.  Our Secretary / Treasurer, Diana Jakowchuk, continues to advance the Company funds.  As of May 10, 2021, Ms. Jakowchuk has advanced a total of $8,378.75.

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

At March 31, 2021, we had current assets of $1,340 and current liabilities of $281,523, as compared to $348 current assets and $262,623 in current liabilities at December 31, 2020. Our increase in current assets is attributed to Advances by our Secretary / Treasurer. Our increase in current liabilities is due to an increase in Accounts Payable.

We had a net loss of $18,900 and $36,060 for the three months ended March 31, 2021 and 2020 respectively. The increase in net loss is attributable to professional fees.

Liquidity and Capital Resources

For the three months ended March 31, 2021, we used $2,554 of cash in operating activities and -0- in investing activities, and we received a $3,546 advance from a related party. As a result, for the three months ended March 31, 2021, we recognized a $992 increase in cash on hand. For the three months ended March 31, 2020, $19,511 cash was used in operating activities, $-0- cash in investing activities, and we received $15,000 cash from the sale of our common stock, resulting in a $4,511 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2021 and December 31, 2020, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020. Our Secretary Treasurer advanced the Company a total of $8,079 in March 2021.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of March 31, 2021, $12,460 interest has accrued.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2021 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (9)
10.4	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (10)
10.5	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (11)
10.6	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (12)
10.7	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (13)
10.8	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (14)
10.9	Other Event dated July 22, 2019 (15)
10.10	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (16)
10.11	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (17)
10.12	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (18)

10.13	Purchase Agreement dated January 2, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (19)
10.14	Purchase Agreement dated January 3, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (20)
10.15	Purchase Agreement dated June 5, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (21)
10.16	Purchase Agreement dated November 17, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (22)
10.17	Other Event dated January 13, 2021 (23)
10.18	Other Event dated March 23, 2021 (24)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(19)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(20)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 7, 2020

(21)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2020

(22)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2020

(23)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 21, 2021

(24)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 24, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated May 10, 2020	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated May 10, 2020	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)