Form 10-Q
period 2021-09-30
Advanced Voice Recognition Systems, Inc
filed 2021-11-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2021

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

As of  November 8, 2021, 282,586,935 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$5,231	$348
Total Current Assets	5,231	348

Non Current Assets
Patent, net	2,956	13,984
Total Non Current Assets	2,956	13,984

Total Assets	$8,187	$14,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$90,860	$78,144
Payroll	162,382	162,382
Note Payable AIP	19,935	19,935
Advance Related Party	18,523	4,533
Accrued Interest	13,456	11,961
Total Current Liabilities	305,156	276,955

Total Liabilities	$305,156	$276,955

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
282,586,935 and 278,220,268, issued and outstanding respectively	$282,587	$280,387
Additional paid-in capital	7,973,833	7,957,033
Accumulated Deficit	(8,553,389)	(8,500,043)
Total Stockholders' Deficit	(296,969)	(262,623)
Total Liabilities and Stockholders' Deficit	$8,187	$14,332

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Sales	$-	$-	-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	25	17	117	7,827
Professional fees	8,900	3,451	32,565	28,081
Office	5,997	5,966	17,452	17,445
Other	482	357	1,471	1,146
Total operating expenses	15,404	9,791	51,605	54,499

Loss from operations	(15,404)	(9,791)	(51,605)	(54,499)

Other income and (expense):
Interest expense	(594)	(499)	(1,741)	(1,561)
Net other expense	(594)	(499)	(1,741)	(1,561)

Loss before income taxes	(15,998)	(10,290)	(53,346)	(56,060)

Provision for income taxes	-	-	-	-

Net Loss	$(15,998)	$(10,290)	(53,346)	(56,060)

Basic and diluted loss per common share	$-	$-	-)	-)

Weighted average number of common shares	281,398,046	280,220,268	280,763,972	279,915,121

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending September 30, 2020

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

Sales of Common Stock	1,500,000	1,500	13,500	-	15,000

Net Loss	-	-	-	(36,060)	(36,060)

Balance at March 31, 2020	279,720,268	279,720	7,950,100	(8,454,574)	(224,754)

Sales of Common Stock	500,000	500	5,100	-	5,600

Net Loss	-	-	-	(9,710)	(9,710)

Balance at June 30, 2020	280,220,268	280,220	7,955,200	(8,464,284)	(228,864)

Net Loss	-	-	-	(10,290)	(10,290)

Balance at September 30, 2020	280,220,268	280,220	7,955,200	(8,474,574)	(239,154)

For the period ending September 30, 2021

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2020	280,386,935	280,387	7,957,033	(8,500,043)	(262,623)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(18,900)	(18,900)

Balance at March 31, 2021	280,386,935	280,387	7,957,033	(8,518,943)	(281,523)

Sales of Common Stock	200,000	200	1,800	-	2,000

Net Loss	-	-	-	(18,448)	(18,448)

Balance at June 30, 2021	280,586,935	280,587	7,958,833	(8,537,391)	(297,971)

Sales of Common Stock	2,000,000	2,000	15,000	-	17,000

Net Loss	-	-	-	(15,998)	(15,998)

Balance at September 30, 2021	282,586,935	282,587	7,973,833	(8,553,389)	(296,969)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(53,346)	$(56,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	11,028	11,028
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	14,211	18,005
Net cash used in operating activities	(28,107)	(27,027)

Cash Flows from Investing Activities:
Payments for deferred costs	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	19,000	20,600
Advance from related party	13,990	750
Net cash provided by financing activities	32,990	21,350

Net change in cash	4,883	(5,677)

Cash at Beginning of Period	348	6,241

Cash at End of Period	$5,231	$564

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,495	$1,241
Income taxes	$-	$-

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

Stock Purchase Agreements

During the nine months ended September 30, 2021, the Company entered into a Stock Purchase Agreement for the private sale to four persons or entity of an aggregate of 2,200,000 shares of the common stock for aggregate proceeds of $19,000. Full payment was received in the period. During the year ended December 31, 2020 the Company entered into Stock Purchase Agreements for the private sale to four persons or entities of an aggregate of 2,166,667 shares of the common stock for aggregate proceeds of $22,600, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at September 30, 2021.

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2021 and for the nine months ended September 30, 2021 and 2020 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2021 and its operating results for the nine months ended September 30, 2021 and 2020 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020.  The results of operations for the nine months ended September 30, 2021 are not necessarily an indication of operating results to be expected for the year ending December 31, 2021.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $296,969 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2020 the Company received an aggregate of $22,600 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2021, the Company received an aggregate of $19,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2021 of $5,231, and $348 at December 31, 2020.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2020 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2020
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	53,958	4,319
7,949,534	3,365	3,052	313
8,131,557	5,092	4,612	480
8,498,871	21,114	18,779	2,335
9,142,217	35,068	29,674	5,394
9,934,786	4,575	3,432	1,143
	$127,491	$113,507	$13,984

Amortization at September 30, 2021 is as follows:

Ended September 30, 2021
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	57,477	800
7,949,534	3,365	3,286	79
8,131,557	5,092	5,005	87
8,498,871	21,114	20,678	436
9,142,217	35,068	33,721	1347
9,934,786	4,575	4,368	207
	$127,491	$124,535	$2,956

Amortization expense totaled $11,028 for each of the nine months ended September, 2021 and 2020 respectively.  The Patents will be fully amortized in the fourth quarter 2021.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,382 at September 30, 2021 and December 31, 2020 for accrued payroll.  During the period of nine months ending September 30, 2021, September 30, 2020 the Company paid gross payroll of $117 and $7,827 for payroll expenses. At September 30, 2021 the Secretary Treasurer advanced the Company $14,324 for operating expenses. At September 30, 2021 our President advanced the Company $4,200 for operating expenses.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at September 30, 2021.

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

Note 7.    Subsequent Events

On July 26, 2021 AVRS filed an Opening Brief in the United States Court of Appeals for the Federal Circuit in the Advanced Voice Recognition Systems, Inc. v. Apple Inc. case number 2021-1745.  On appeal from the United States Patent and Trademark Office in Case no. IPR2019-01352.  On October 22, 2021 Apple filed a response brief.  AVRS must file a reply brief by December 3, 2021.

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

At September 30, 2021, we had current assets of $5,231 and current liabilities of $305,156, as compared to $348 current assets and $276,955 in current liabilities at December 31, 2020. Our increase in current assets is attributed stock purchase agreements. Our increase in current liabilities is due to an increase in Accounts Payable.

We had a net loss of $53,346 and $56,060 for the nine months ended September 30, 2021 and 2020 respectively. The decrease in net loss is attributable to reduced compensation.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, we used $28,107 of cash in operating activities and -0- in investing activities, and we received a $19,000 cash from the sale of our common stock and $13,990 advance from related party. As a result, for the nine months ended September 30, 2021, we recognized a $4,883 increase in cash on hand. For the nine months ended September 30, 2020, $27,027 cash was used in operating activities, $-0- cash in investing activities, and we received $20,600 cash from the sale of our common stock, and $750 advance from related party resulting in a $5,677 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2021 and December 31, 2020, we owed our officers an aggregate of $162,382 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020. On June 21, 2021 Mr. Geldenhuys advanced the Company $4200.  In the nine months ending September 30, 2021 our Secretary Treasurer advanced the Company a total of $13,990.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2021, $13,456 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2021 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  Due to the interruption from COVID-19 the Company responded to the PTAB on September 18, 2020.  Oral arguments were presented remotely on October 26, 2020.  On January 13, 2021 the PTAB Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).  On March 17, 2021 AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745. On July 26, 2021 the Opening Brief was filed in the Advanced Voice Recognition Systems, Inc v. Apple, Inc. case.  Apple filed a response on October 22, 2021.  AVRS must file a reply by December 3, 2021.

Item 6. Exhibits

ITEM 6. EXHIBITS

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (9)
10.4	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (10)
10.5	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (11)
10.6	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (12)
10.7	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (13)
10.8	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (14)
10.9	Other Event dated July 22, 2019 (15)
10.10	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (16)

10.11	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (17)
10.12	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (18)
10.13	Purchase Agreement dated January 2, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (19)
10.14	Purchase Agreement dated January 3, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (20)
10.15	Purchase Agreement dated June 5, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (21)
10.16	Purchase Agreement dated November 17, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (22)
10.17	Other Event dated January 13, 2021 (23)
10.18	Other Event dated March 23, 2021 (24)
10.19	Purchase Agreement dated May 7, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (25)
10.20	Purchase Agreement dated July 22, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (26)
10.21	Purchase Agreement dated September 24, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (27)
10.22	Purchase Agreement dated September 24, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (28)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)
32.1	Section 906 Certification (8)

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

(22)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2020

(23)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 21, 2021

(24)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 24, 2021

(25)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 13, 2021

(26)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2021

(27)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2021

(28)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 8, 2021	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 8, 2021	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)