Form 10-K
period 2021-12-31
Advanced Voice Recognition Systems, Inc
filed 2022-03-29
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2021

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $2,810,527 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of March 18, 2022, a total of 284,586,935 shares were issued and outstanding.

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

Industry Overview

We believe that speech recognition technology has a multitude of potential applications including but not limited to dictation and transcription, mobile messaging (voice to texting), server-based web search, customer relations and translation.

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

U.S. Patent #7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, was issued by the U.S. Patent and Trademark Office on July 7, 2009.  In accordance with 35 USC 154, the term for the above referenced patent began on July 7, 2009 and ends 20 years from the date on which the application for the patent was filed in the United States.  Therefore, the patent will expire on November 27, 2021.   The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. We expect this patent to strengthen our position in voice recognition.  Costs totaling $58,277 were capitalized during the third quarter of 2009 and the Company began amortization.  The Patent was fully amortized in the fourth quarter 2021

On May 24, 2011, U.S. Patent # 7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $3,365 were capitalized during the second quarter of 2011 and the Company began amortization. The Patent was fully amortized in the fourth quarter 2021.

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,”  was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2021, or November 27, 2021. Costs totaling $5,092 were capitalized during the first quarter of 2012 and the Company began amortization. The Patent was fully amortized in the fourth quarter 2021.

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  Costs totaling $21,114 were capitalized during the third quarter of 2013 and the Company began amortization. The Patent was fully amortized in the fourth quarter 2021.

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $35,068 were capitalized during the third quarter of 2015 and the Company began amortization.  The Patent was fully amortized in the fourth quarter 2021.

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November 27, 2021.  Costs totaling $4,575 were capitalized during the second quarter of 2018 and the Company began amortization.  The Patent was fully amortized in the fourth quarter 2021.

Research and Development

During fiscal years 2021 and 2020, we did not incur any expense for research and development activities.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  Due to the interruption from COVID-19 the Company responded to the PTAB on September 18, 2020.  Oral arguments were presented remotely on October 26, 2020.  On January 13, 2021 the PTAB Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).  On March 17, 2021 AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745.  AVRS appeals the Patent Trial and Appeal Boards (“PTAB”) Final Written Decision on January 13, 2021 in the Inter Partes Review (IPR 2019-01352) petitioned by Apple, Inc of U. S. Patent No. 7,558,730.  The Federal Docket was argued in the Court of Appeals in December 2021 and is awaiting scheduling of Oral Arguments in 2022.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2021 and 2020. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2021	0.02	0.02
Three Months Ended September 30, 2021	0.01	0.08
Three Months Ended June 30, 2021	0.01	0.02
Three Months Ended March 31, 2021	0.02	0.02
Three Months Ended December 31, 2020	0.02	0.02
Three Months Ended September 30, 2020	0.02	0.02
Three Months Ended June 30, 2020	0.02	0.02
Three Months Ended March 31, 2020	0.01	0.01

Holders

As of December 31, 2021, we have approximately 76 holders of record of our common stock and 284,586,935 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $83,381 for the year ended December 31, 2021, as compared to a net loss of $81,529 in 2020.  Professional fees were $52,765 in 2021, as compared to $43,598 in 2020, an increase of $9,167. An increase in our auditing fees is responsible for the increase in professional fees.  Compensation was $3,011 in 2021, as compared to $7,839 in 2020, a decrease of $4,828 which decreased our net loss.

Liquidity and Capital Resources

During the year ended December 31, 2021, we used $44,367 of cash in operating activities and $0 cash in investing activities.  We received $46,000 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2021, we recognized an $11,800 net increase in cash on hand. For the year ended December 31, 2020, we used $33,026 of cash in operating activities and $-0- of cash in investing activities, and received net cash of $22,600 provided by financing activities, resulting in a $5,893 decrease in cash on hand for the year.

At December 31, 2021, we had current assets of $12,148 and current liabilities of $312,152 as compared to current assets of $348 and current liabilities of $276,955 at December 31, 2020.  Our increase in current assets resulted from an increased amount of financing activities in 2021 as compared to 2020.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2021, we entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 4,200,000 shares of the common stock for aggregate proceeds of $46,000.  All of the proceeds were paid during the 12 months ended December 31, 2021.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2021 $13,955 interest has accrued.

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

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At December 31, 2021 and December 31, 2020, we owed our officers an aggregate of $162,380 and $162,382 respectively for accrued payroll.  On June 21, 2021, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors advanced the Company $4,200 of which $3,000 was paid in December 9, 2021 leaving a balance of $1,200.  Our Secretary / Treasurer advanced the Company a total of $13,500 at December 31, 2021.

Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2021 and 2020 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols.  Costs totaling $58,277 have been capitalized and amortization began in the third quarter 2009.  The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #7,949,534 is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols.  Costs totaling $3,365 have been capitalized and amortization began in the second quarter 2011. The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #8,131,557 is an expansion of our second and third patent.  Costs totaling $5,092 have been capitalized and amortization began in the first quarter 2012. The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued July 30, 2013 by the U.S. Patent and Trademark Office. Costs totaling $21,114 have been capitalized and amortization began in the third quarter 2013. The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #9,142,217, an expansion of our fourth patent was issued September 22, 2015 by the U.S. Patent and Trademark Office.   Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015. The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #9,934,786 issued April 3, 2018 by the U.S. Patent and Trademark Office. Costs totaling $4,575 have been capitalized and amortization began in the second quarter of 2018. The Patent was fully amortized in the fourth quarter 2021.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation in this Annual report on Form 10-K of our report dated March 29, 2022, relating to the consolidated financial statements of Advance Voice Recognition Systems, Inc. as of December 31, 2021 and to all references to our firm included in this Annual Report.

B.F. Borgers

Certified Public Accountants - PCOAB ID 5041

Lakewood, CO

March 29, 2022

Part I. Financial Information

Advanced Voice Recognition Systems, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$12,148	348
Total Current Assets	12,148	348

Non-Current Assets
Patent, net	-	13,984
Total Non-Current Assets	-	13,984

Total Assets	$12,148	14,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$101,182	78,144
Payroll	162,380	162,382
Note Payable AIP	19,935	19,935
Advance Related Party	14,700	4,533
Accrued Interest	13,955	11,961
Total Current Liabilities	312,152	276,955

Total Liabilities	$312,152	276,955

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
284,586,935 and 280,386,935 issued and outstanding respectively	$284,587	280,387
Additional paid-in capital	7,998,833	7,957,033
Accumulated Deficit	(8,583,424)	(8,500,043)
Total Stockholders' Deficit	(300,004)	(262,623)
Total Liabilities and Stockholders' Deficit	$12,148	14,332

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Sales	$-	-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	3,011	7,839
Professional fees	52,765	43,598
Office	23,288	23,801
Travel	-	-
Other	2,053	1,578
Total operating expenses	81,117	76,816

Loss from operations	(81,117)	(76,816)

Other income and (expense):
Interest expense	(2,264)	(4,713)
Gain from Settlement	-	-
Net other expense	(2,264)	(4,713)

Loss before income taxes	(83,381)	(81,529)

Provision for income taxes	-	-

Net Loss	$(83,381)	(81,529)

Basic and diluted loss per common share	$-	-

Weighted average number of common shares	281,537,072	280,012,962

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.
Consolidated Statement of Shareholder's Deficit
For the years ended December 31, 2021 and December 31, 2020

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	278,220,268	278,220	7,936,600	(8,418,514)	(203,694)

Sales of Common Stock	2,166,667	2,167	20,433	-	22,600

Net Loss	-	-	-	(81,529)	(81,529)

Balance at December 31, 2020	280,386,935	280,387	7,957,033	(8,500,043)	(262,623)

Sales of Common Stock	4,200,000	4,200	41,800	-	46,000

Net Loss	-	-	-	(83,381)	(83,381)

Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(83,381)	(81,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	13,984	14,703
Gain from settlement	-	-
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	25,030	33,800
Net cash used in operating activities	(44,367)	(33,026)

Cash Flows from Investing Activities:
Payments for deferred costs	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	46,000	22,600
Note payable related party	-	-
Advance from related party	10,167	4,533
Payments on notes payable	-	-
Net cash provided by financing activities	56,167	27,133

Net change in cash	11,800	(5,893)

Cash at Beginning of Period	348	6,241

Cash at End of Period	$12,148	348

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	-	-
Interest	$1,994	1,739
Income taxes	$-	-

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

Stock Purchase Agreements

During the year ended December 31, 2021 the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 4,200,000 shares of the common stock for aggregate proceeds of $46,000, full payment of which was received in the period. During the year ended December 31, 2020, the Company entered into Stock Purchase Agreements to four persons for the private sale of an aggregate of 2,166,667 shares of the common stock for aggregate proceeds of $22,600, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at December 31, 2021.

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

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $300,004 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2021 the Company received an aggregate of $46,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2020 the Company received an aggregate of $22,600 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2021 of $12,148 and $348 at December 31, 2020.  No amounts resulted from cash equivalents.

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

On July 7, 2009, U.S. Patent # 7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 7, 2009 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2009 and the Company began amortization.  The patent was fully amortized in the fourth quarter 2021.

On May 24, 2011, U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended June 30, 2011 and the Company began amortization. The patent was fully amortized in the fourth quarter 2021.

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6, 2012 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended March 31, 2012 and the Company began amortization.  The patent was fully amortized in the fourth quarter 2021.

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013 and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2013 and the Company began amortization.  The patent was fully amortized in the fourth quarter 2021.

On June 27, 2013, the Company filed two additional continuation applications 13/928/381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.”  On August 31, 2015, Application 13/928,381 was abandoned by the Company.  Deferred costs were charged to operations the quarter ended September 30, 2015.  The patent was fully amortized in the fourth quarter 2021.

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2015 and the Company began amortization.  The patent was fully amortized in the fourth quarter 2021.

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001 or November 27, 2021.  The deferred costs were capitalized during the quarter ended June 30, 2018 and the Company began amortization. The patent was fully amortized in the fourth quarter 2021.

Amortization at December 31, 2020 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2020
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	53,958	4,319
7,949,534	3,365	3,052	313
8,131,557	5,092	4,612	480
8,498,871	21,114	18,779	2,335
9,142,217	35,068	29,674	5,394
9,934,786	4,575	3,432	1,143
	$127,491	$113,507	$13,984

Amortization at December 31, 2021 is as follows:

Ended December 31, 2021
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$127,491	$127,491	$-

Amortization expense totaled $13,984 and $14,703 for the years ended December 31, 2021 and 2020.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $14,700 and $4,533 at December 31, 2021 and 2020 respectively.  The Company also owed the officers aggregate of $162,380 at December 31, 2021 and $162,382 at December 31, 2020 for accrued payroll.  During the period of year ending December 31, 2021, and December 31, 2020 the Company paid gross payroll of $3,011 and $7,839 to the CEO and for payroll expenses.  During the year ending December 31, 2021, AVRS completed Stock Purchase Agreements totaling 4,200,000 shares of AVRS stock to five shareholders.  All shares were paid in the period ending December 31, 2021, for a total amount of $46,000.  At period ending December 31, 2021 one shareholder owned 8.88% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31, 2021	December 31, 2020

U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	00.00%
Costs capitalized under Section 195	-21.00%	-21.00%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2021, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2021.

Note 6 .    Concentration of Risk

Beginning March 31, 2010, through December 31, 2021, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On December 31, 2021, the Company had cash balances at one FDIC insured financial institution of $12,148 in non-interest-bearing accounts that were fully insured by the FDIC.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2021.

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

Note 9.    Subsequent Events

Our Secretary / Treasurer, Diana Jakowchuk continues to advance the Company funds.  As of March 18, 2022, Ms. Jakowchuk has advanced a total of $13,500.

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

On March 15, 2022, the United States Court of Appeals for the Federal Circuit issued a Judgement Affirming the United States Patent and Trademark Office, Patent Trial and Appeal Board in No. IPR2019-01352.  The decision found that claims 15 and 17 (the only claims challenged) of Advanced Voice Recognition Systems, Inc. (AVRS) U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a). AVRS is reviewing the judgement and exploring all options including reviewing the additional patents in the AVRS portfolio.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2021 and 2020, a lack of segregation of duties in accounting and financial reporting activities, which we do not believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.  Our chief executive officer and chief financial officer work closely and review all day to day transactional activities with the secretary Treasurer.  The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2021 and 2020 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021.  We have identified, as of December 31, 2021, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2021 and 2020 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers(1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	65	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	68	—	Secretary, Treasurer and Principal Accounting Officer

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2021	2,650	0	0	0	0	0	0	2,650
President, CEO, CFO Director (1)	2020	7,133	0	0	0	0	0	0	7,133

Diane Jakowchuk,	2021	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2020	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2020 and 2021.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2020 and 2021.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,383 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2021 was $2,650 and $7,133 in 2020.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2020 and 2021 for his service as one of our Directors.

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

Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership		Percentage of Common Stock Outstanding

†Walter Geldenhuys, President, Chief Executive Officer, Chief Financial Officer and Director 112 E. Spruce Street Mitchell, SD 57301	49,728,520	(2)	17.47%

Diana Jakowchuk, Secretary, Treasurer and Principal Accounting Officer 7659 E. Wood Drive Scottsdale, AZ 85260	3,612,142		1.27%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	44,542,857	15.65%

LDB Provident Investments, LLC 86 South Florentine Lane Centerville, UT 84014	24,766,236	8.88%

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2021 and December 31, 2020.

Services	2021	2020

Audit Fees	37,800	21,600
Audit Related Services	0	0
Tax Fees	715	970
Total Fees	38,515	22,450

Audit fees consist of fees for the audit of our financial statements. Audit related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

Item 15. Exhibits

2.1	Stock Exchange Agreement dated April 14, 2008 between Samoyed Energy Corp. and Certain Shareholders of Advanced Voice Recognition Systems, Inc. (1)
2.2	Agreement and Plan of Merger between Samoyed Energy Corp. and Advanced Voice Recognition Systems, Inc. (2)
2.3	Agreement and Plan of Merger between Advanced Voice Recognition Systems, Inc. and NCC, LLC (7)
3.1	Articles of Incorporation (3)
3.2	Certificate of Change to Articles of Incorporation (4)
3.3	Bylaws (3)
10.1	Termination Agreement dated January 22, 2008 between Samoyed Energy Corp. and 313866 Alberta Ltd. (5)
10.2	Purchase and Sale Agreement dated May 15, 2008 between Samoyed Energy Corp. and Stone Canyon Resources, Inc. (6)
10.3	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (9)
10.4	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (10)
10.5	Purchase Agreement dated March 27, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (11)
10.6	Purchase Agreement dated April 5, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (12)
10.7	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (13)
10.8	Purchase Agreement dated May 1, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (14)
10.9	Other Event dated July 22, 2019 (15)
10.10	Purchase Agreement dated August 29, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (16)
10.11	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (17)
10.12	Purchase Agreement dated December 4, 2019 between Advanced Voice Recognition Systems, Inc. and an Investor (18)
10.13	Purchase Agreement dated January 2, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (19)
10.14	Purchase Agreement dated January 3, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (20)
10.15	Purchase Agreement dated June 5, 2020 between Advanced Voice Recognition Systems, Inc. and an Investor (21)
10.16	Purchase Agreement dated November 17, 2020 between Advanced Voice Recognition Systems, Inc and an Investor (22)
10.17	Other Event dated January 13, 2021 (23)
10.18	Other Event dated March 23, 2021 (24)
10.19	Purchase Agreement dated May 7, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (25)
10.20	Purchase Agreement dated July 22, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (26)
10.21	Purchase Agreement dated September 24, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (27)
10.22	Purchase Agreement dated September 24, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (28)
10.23	Purchase Agreement dated November 5, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (29)
10.24	Purchase Agreement dated November 12, 2021 between Advanced Voice Recognition Systems, Inc and an Investor (30)

14.1	Code of Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Section 302 Certification – Principal Executive Officer (8)
31.2	Section 302 Certification – Principal Financial Officer (8)

32.1	Section 906 Certification (8)

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

(25)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 13, 2021

(26)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 28, 2021

(27)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2021

(28)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2021

(29)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 12, 2021

(30)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18st of March, 2022.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys	Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director
March 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys Walter Geldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 18, 2022
/s/_Diana Jakowchuk Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer	March 18, 2022