Form 10-K/A
period 2021-12-31
Advanced Voice Recognition Systems, Inc
filed 2022-08-25
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment no. 1

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

EXPLANATORY NOTE

This amendment to the Annual Report for the period ending December 31, 2021 is being filed because the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM was inadvertently left out of the original filing. The Report is included in this amended filing.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

Certified Public Accountants - PCOAB ID 5041

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