Form 10-Q
period 2022-09-30
Advanced Voice Recognition Systems, Inc
filed 2022-11-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2022

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

As of  November 7, 2022, 284,920,269 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	$152	$12,148
Total Current Assets	152	12,148

Non-Current Assets
Patent, net	-	-
Total Non-Current Assets	-	-

Total Assets	$152	$12,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$103,992	$101,182
Payroll	162,381	162,380
Note Payable AIP	19,935	19,935
Advance Related Party	33,493	14,700
Accrued Interest	15.450	13,955
Total Current Liabilities	335,251	312,152

Total Liabilities	$335,251	$312,152

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
284,920,269 and 284,586,935 issued and outstanding respectively	$284,920	$284,587
Additional paid-in capital	8,003,500	7,998,833
Accumulated Deficit	(8,623,519)	(8,583,424)
Total Stockholders' Deficit	(335,099)	(300,004)
Total Liabilities and Stockholders' Deficit	$152	$12,148

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Sales	$-	$-	-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	25	25	4,071	117
Professional fees	6,726	8,900	26,397	32,565
Office	2,447	5,997	6,463	17,452
Other	357	482	1,346	1,471
Total operating expenses	9,555	15,404	38,277	51,605

Loss from operations	(9,555)	(15,404)	(38,277)	(51,605)

Other income and (expense):
Interest expense	(579)	(594)	(1,818)	(1,741)
Net other expense	(579)	(594)	(1,818)	(1,741)

Loss before income taxes	(10,134)	(15,998)	(40,095)	(53,346)

Provision for income taxes	-	-	-	-

Net Loss	$(10,134)	$(15,998)	(40,095)	(53,346)

Basic and diluted loss per common share	$-	$-	-)	-)

Weighted average number of common shares	284,920,269	280,506,935	284,920,269	280,446,935

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending September 30, 2021

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2020	280,386,935	280,387	7,957,033	(8,500,043)	(262,623)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(18,900)	(18,900)

Balance at March 31, 2021	280,386,935	280,387	7,957,033	(8,518,943)	(281,523)

Sales of Common Stock	200,000	200	1,800	-	2,000

Net Loss	-	-	-	(18,448)	(18,448)

Balance at June 30, 2021	280,586,935	280,587	7,958,833	(8,537,391)	(297,971)

Sales of Common Stock	2,000,000	2,000	15,000	-	17,000

Net Loss	-	-	-	(15,998)	(15,998)

Balance at September 30, 2021	282,586,935	282,587	7,973,833	(8,553,389)	(269,969)

For the period ending September 30, 2022

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000

Net Loss	-	-	-	(20,183)	(20,183)

Balance at March 31, 2022	284,920,269	284,920	8,003,500	(8,603,607)	(315,187)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(9,778)	(9,778)

Balance at June 30, 2022	284,920,269	284,920	8,003,500	(8,613,385)	(324,965)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(10,134)	(10,134)

Balance at September 30, 2022	284,920,269	284,920	8,003,500	(8,623,519)	(335,099)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(40,095)	$(53,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	-	11,028
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	4,306	14,211
Net cash used in operating activities	(35,789)	(28,107)

Cash Flows from Investing Activities:
Payments for deferred costs	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	5,000	19,000
Advance from related party	18,793	13,990
Net cash provided by financing activities	23,793	32,990

Net change in cash	(11,996)	4,883

Cash at Beginning of Period	12,148	348

Cash at End of Period	$152	$5,231

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,495	$1,495
Income taxes	$-	$-

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

Stock Purchase Agreements

During the nine months ended September 30, 2022, the Company entered into a Stock Purchase Agreement for the private sale to one person or entity of an aggregate of 333,334 shares of the common stock for aggregate proceeds of $5,000. Full payment was received in the period. During the year ended December 31, 2021 the Company entered into Stock Purchase Agreements for the private sale to five persons or entities of an aggregate of 4,200,000 shares of the common stock for aggregate proceeds of $46,000, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party (“AIP”) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  Interest was accrued and reported at September 30, 2022.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (IPR) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (BJC), our representation in the AVRS v. Apple litigation represents AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (PTAB) was done November 8, 2019.  On January 13, 2021, the United States Patent and Trademark Office Patent Trial and Appeal Board (PTAB) issued a Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).   On March 17, 2021, AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745. AVRS appeals the Patent Trial and Appeal Boards (“PTAB”) Final Written Decision on January 13, 2021 in the Inter Partes Review (IPR 2019-01352) petitioned by Apple, Inc of U. S. Patent No. 7,558,730.  The Federal Docket was argued in the Court of Appeals in December 2021.   Oral arguments were held on March 10, 2022.  On March 15, 2022, the United States Court of Appeals for the Federal Circuit issued a Judgement Affirming the United States Patent and Trademark Office, Patent Trial and Appeal Board in No. IPR2019-01352.  The decision found that claims 15 and 17, the only claims challenged by Apple out of a total of 18 claims of Advanced Voice Recognition Systems, Inc. (AVRS) U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a). AVRS is exploring all options to enforce and monetize our patent portfolio by way of patent enforcement litigation and licensing agreements as well as developing new patents in the Voice Recognition Industry.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2022 and for the nine months ended September 30, 2022 and 2021 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2022 and its operating results for the nine months ended September 30, 2022 and 2021 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021.  The results of operations for the nine months ended September 30, 2022 are not necessarily an indication of operating results to be expected for the year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $335,099 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2021 the Company received an aggregate of $46,000 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2022, the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2022 of $152, and $12,148 at December 31, 2021.  No amounts resulted from cash equivalents.

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

Amortization at September 30, 2022 is as follows:

Ended September 30, 2022
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$127,491	$127,491	$-

The Patents were fully amortized in the fourth quarter 2021.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,381 at September 30, 2022 and $ 162,380 December 31, 2021 for accrued payroll.  During the period of nine months ending September 30, 2022, September 30, 2021 the Company paid gross payroll of $4,071 and $117 for payroll expenses. At September 30, 2022 the Secretary Treasurer advanced the Company $33,493 for operating expenses. At September 30, 2021 our Secretary Treasurer advanced the Company $14,700 for operating expenses.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP. Interest was accrued and reported at September 30, 2022.

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

At September 30, 2022, we had current assets of $152 and current liabilities of $335,251, as compared to $12,148 current assets and $312,152 in current liabilities at December 31, 2021. Our decrease in current assets is attributed increased professional fees. Our increase in current liabilities is due to an increase in Accounts Payable.

We had a net loss of $40,095 and $53,346 for the nine months ended September 30, 2022 and 2021 respectively. The decrease in net loss is attributable to decreased compensation.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, we used $35,789 of cash in operating activities and -0- in investing activities, and we received $5,000 cash from the sale of our common stock and $18,793 advance from related party. As a result, for the nine months ended September 30, 2022 we recognized a $11,996 decrease in cash on hand. For the nine months ended September 30, 2021, $28,107 cash was used in operating activities, $-0- cash in investing activities, and we received $ 19,000 cash from the sale of our common stock, and $13,990 advance from related party resulting in a $4,883 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2022 and December 31, 2021, we owed our officers an aggregate of $162,381 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020. On June 21, 2021 Mr. Geldenhuys advanced the Company $4200.  The advance was paid in full on January 7, 2022.  In the nine months ending September 30, 2022 our Secretary Treasurer advanced the Company a total of $18,793.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2022, $15,450 interest has accrued.

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

Based on our evaluation, our chief executive officer, who also is our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2022 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  Due to the interruption from COVID-19 the Company responded to the PTAB on September 18, 2020.  Oral arguments were presented remotely on October 26, 2020.  On January 13, 2021 the PTAB Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).  On March 17, 2021 AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745. On July 26, 2021 the Opening Brief was filed in the Advanced Voice Recognition Systems, Inc v. Apple, Inc. case.  Apple filed a response on October 22, 2021.  The Federal Docket was argued in the Court of Appeals in December 2021. Oral arguments were held on March 10, 2022.  On March 15, 2022, the United States Court of Appeals for the Federal Circuit issued a Judgement Affirming the United States Patent and Trademark Office, Patent Trial and Appeal Board in No. IPR2019-01352.  The decision found that claims 15 and 17, the only claims challenged by Apple out of a total of 18 claims of Advanced Voice Recognition Systems, Inc. (AVRS) U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a). AVRS is exploring all options to enforce and monetize our patent portfolio by way of patent enforcement litigation and licensing agreements as well as development of new patents in the Voice Recognition industry.

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

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 7, 2022	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)

Dated November 7, 2022	By:	/s/ Diane Jakowchuk
Diane Jakowchuk
Secretary, Treasurer and Principal Accounting Officer (Principal Accounting Officer)