Form 10-K
period 2022-12-31
Advanced Voice Recognition Systems, Inc
filed 2023-03-28
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to 240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes    ☐  No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $567,332 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of March 17, 2023, a total of 547,500,000 shares were issued and outstanding. Common stock issued is 284,920,269 and Escrow Shares issued is 262,579,731.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

TABLE OF CONTENTS

EX 31.1

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

Research and Development

During fiscal years 2022 and 2021, we did not incur any expense for research and development activities.

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

On July 22, 2019 Apple, Inc. submitted a petition for Inter Partes Review (“IPR”) of the AVRS patent.  It was ordered in the case of AVRS, Inc. v. Apple Inc (Case No. 2-18-cv-2083) that the parties’ stipulation was granted and the case is stayed pending the resolution of the IPR proceeding.  Buether Joe and Carpenter, LLC (“BJC”), our representation in the AVRS v. Apple litigation will represent AVRS in the IPR. The IPR response to the Patent Trial and Appeal Board (“PTAB”) was made on November 8, 2019.  The PTAB has instituted the IPR on some of the grounds asserted by Apple and denied institution on other grounds asserted by Apple.  This means that the IPR will proceed but only on the grounds instituted by the PTAB.  Due to the interruption from COVID-19 the Company responded to the PTAB on September 18, 2020.  Oral arguments were presented remotely on October 26, 2020.  On January 13, 2021 the PTAB Final Written Decision under 35 U.S.C. § 318(a) in Inter Partes Review petitioned by Apple Inc.  The decision found that claims 15 and 17 of AVRS’s U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a).  On March 17, 2021 AVRS filed an appeal to the United States Court of Appeals for the Federal Circuit Docket Number 2021-1745.  AVRS appeals the Patent Trial and Appeal Boards (“PTAB”) Final Written Decision on January 13, 2021 in the Inter Partes Review (IPR 2019-01352) petitioned by Apple, Inc of U. S. Patent No. 7,558,730.  The Federal Docket was argued in the Court of Appeals in December. Oral arguments were held on March 10, 2022.  On March 15, 2022, the United States Court of Appeals for the Federal Circuit issued a Judgement Affirming the United States Patent and Trademark Office, Patent Trial and Appeal Board in No. IPR2019-01352.  The decision found that claims 15 and 17, the only claims challenged by Apple out of a total of 18 claims of Advanced Voice Recognition Systems, Inc. (AVRS) U.S. Patent No. 7,558,730 B2 were invalid under 35 U.S.C. § 103(a). AVRS is exploring all options to enforce and monetize our patent portfolio by way of patent enforcement litigation and licensing agreements as well as developing new patents in the Voice Recognition Industry.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2022 and 2021. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
	$	$
Three Months Ended December 31, 2022	0.01	0.01
Three Months Ended September 30, 2022	0.01	0.01
Three Months Ended June 30, 2022	0.01	0.01
Three Months Ended March 31, 2022	0.02	0.02
Three Months Ended December 31, 2021	0.02	0.02
Three Months Ended September 30, 2021	0.10	0.04
Three Months Ended June 30, 2021	0.02	0.02
Three Months Ended March 31, 2021	0.02	0.02

Holders

As of December 31, 2022, we have approximately 76 holders of record of our common stock and 547,500,000 shares issued and outstanding.   The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

We had a net loss of $48,589 for the year ended December 31, 2022, as compared to a net loss of $83,381 in 2021.  Professional fees were $32,288 in 2022, as compared to $52,765 in 2021, a decrease of $20,477. A decrease in auditing fees is responsible for the decrease in professional fees.  Office was $8,687 in 2022 as compared to $23,288 in 2021, a decrease of $14,601 which decreased our net loss.

Liquidity and Capital Resources

For the year ended December 31, 2022, we used $46,499 of cash in operating activities and $0 cash in investing activities.  We received $5,000 of cash for the sale of our common stock.  As a result, for the year ended December 31, 2022, we recognized a $12,010 net decrease in cash and cash equivalents.  During the year ended December 31, 2021, we used $44,367 of cash in operating activities and $0 cash in investing activities.  We received $46,000 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2021, we recognized an $11,800 net increase in cash on hand.

At December 31, 2022, we had current assets of $138 and current liabilities of $343,731 as compared to current assets of $12,148 and current liabilities of $312,152 at December 31, 2021.  Our decrease in current assets resulted from an decreased amount of financing activities in 2022 as compared to 2021.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During the twelve months ended December 31, 2022, we entered into one Stock Purchase Agreement for the private sale to one person or entities of an aggregate of 333,334 shares of the common stock for aggregate proceeds of $5,000.  Proceeds of $5,000 from were paid during the 12 months ended December 31, 2022.  On December 29, 2022, we have issued 262,579,731 shares of AVRS Common Stock into Escrow.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31, 2022 $15,450 interest has accrued.

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

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At December 31, 2022 and December 31, 2021, we owed our officers an aggregate of $162,380 for accrued payroll.  As of December 31, 2022, Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors advanced the Company $6,000.  Our Secretary / Treasurer advanced the Company a total of $38,188 at December 31, 2022.

Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2022 and 2021 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

On December 29, 2022 the Company entered into an agreement for 262,579,731 shares of the Company’s Common Stock. The shares were placed in Escrow. The payment has not been received at December 31, 2022.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Advanced Voice Recognition Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2013

Lakewood, CO

March 28, 2023

Part I. Financial Information

Advanced Voice Recognition Systems, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	$138	$12,148
Total Current Assets	138	12,148

Non-Current Assets
Patent, net	-	-
Total Non-Current Assets	-	-

Total Assets	$138	$12,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$101,778	$101,182
Payroll	162,380	162,380
Note Payable AIP	19,935	19,935
Advance Related Party	44,188	14,700
Accrued Interest	15,450	13,955
Total Current Liabilities	343,731	312,152

Total Liabilities	$343,731	$312,152

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized
547,500,000 (1) and 284,586,935, (2) issued and outstanding respectively	$284,920	$284,587
Escrow Shares	262,580	-
Additional paid-in capital	7,740,920	7,998,833
Accumulated Deficit	(8,632,013)	(8,583,424)
Total Stockholders' Deficit	(343,593)	(300,004)
Total Liabilities and Stockholders' Deficit	$138	$12,148

(1)547,500,000 shares of the Company’s Common stock are issued and outstanding in 2022.  It is comprised of 284,920,269 paid shares and 262,579,731 shares of the Company’s Common stock in Escrow.

(2)284,586,935 shares of the Company’s Common stock was issued and outstanding in 2021.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	3,957	3,011
Professional fees	32,288	52,765
Office	8,687	23,288
Travel	-	-
Other	1,703	2,053
Total operating expenses	46,635	81,117

Loss from operations	(46,635)	(81,117)

Other income and (expense):
Interest expense	(1,954)	(2,264)
Net other expense	(1,954)	(2,264)

Loss before income taxes	(48,589)	(83,381)

Provision for income taxes	-	-

Net Profit/ Loss	$(48,589)	$(83,381)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares	287,054,714	281,537,072

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Consolidated Statement of Shareholder's Deficit

For the years ended December 31, 2022 and December 31, 2021

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2020	280,386,935	$280,387	$7,957,033	$(8,500,043)	$(262,623)

Sales of Common Stock	4,200,000	4,200	41,800	-	46,000

Net Loss	-	-	-	(83,381)	(83,381)

Balance at December 31, 2021	284,586,935	$284,587	$7,998,833	$(8,583,424)	$(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000
Shares in Escrow	262,579,731	262,580	(262,580)	-	-

Net Loss	-	-	-	(48,589)	(48,589)

Balance at December 31, 2022	547,500,000	547,500	7,740,920	(8,632,013)	(343,593)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Statements of Cash Flows

	Years Ending December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(48,589)	$(83,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	-	13,984
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,090	25,030
Net cash used in operating activities	(46,499)	(44,367)

Cash Flows from Investing Activities:
Payments for deferred costs	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	5,000	46,000
Note payable related party	-	-
Advance from related party	29,489	10,167
Payments on notes payable	-	-
Net cash provided by financing activities	34,489	56,167

Net change in cash	-12,010	11,800

Cash at Beginning of Period	12,148	348

Cash at End of Period	$138	$12,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Account payable converted to note payable	-	-
Interest	$1,495	$1,994
Income taxes	$-	$-

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

Stock Purchase Agreements

During the year ended December 31, 2022 the Company entered into Stock Purchase Agreements for the private sale to one person or entities of an aggregate of 333,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period. On December 29, 2022 the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Companies Common Stock.  The shares remain in Escrow until full payment is made. During the year ended December 31, 2021, the Company entered into Stock Purchase Agreements to five persons for the private sale of an aggregate of 4,200,000 shares of the common stock for aggregate proceeds of $46,000, full payment of which was received in the period.

Commitments and Contingencies

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (“AVRS”) entered into a Material Letter Agreement with an unrelated third party (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note.  Interest at 2% was accrued and reported at December 31, 2022.

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

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $37,349 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2022 the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.  During the twelve months ended December 31, 2021 the Company received an aggregate of $46,000 from the sale of shares in private offerings of its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2022 of $138 and $12,148 at December 31, 2021.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2022 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2022
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$127,491	$127,491	$-

Amortization at December 31, 2021 is as follows:

Ended December 31, 2021
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$127,491	$127,491	$-

Amortization expense totaled $-0- and $13,984 for the years ended December 31, 2022 and 2021.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

During the years from 2000 through 2013, certain officers advanced the Company working capital to maintain the Company’s operations. The Company owed the officers $44,188 and $14,700 at December 31, 2022 and 2021 respectively.  The Company also owed the officers aggregate of $162,380 at December 31, 2022 and December 31, 2021 for accrued payroll.  During the period of year ending December 31, 2022, and December 31, 2021 the Company paid gross payroll of $3,957 and $3,011 to the CEO and for payroll expenses.  During the year ending December 31, 2022, AVRS completed one Stock Purchase Agreements totaling 5,000 shares of AVRS stock.  Shares totaling 333,334 were paid in the period ending December 31, 2022, for a total amount of $5,000.  At period ending December 31, 2022 one shareholder owned 8.88% of the issued and outstanding stock.

Note 5.     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows.

INCOME TAXES

	December 31, 2022	December 31, 2021

U.S. federal statutory graduated rate	21.00%	21.00%

State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	00.00%	00.00%
Costs capitalized under Section 195	-21.00%	-21.00%
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2022, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2022.

Note 6.    Concentration of Risk

Beginning March 31, 2010, through December 31, 2022, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of $250,000, at all FDIC-insured institutions.  On December 31, 2022, the Company had cash balances at one FDIC insured financial institution of $138 in non-interest-bearing accounts that were fully insured by the FDIC.

Note 7.   Note Payable & Accounts Payable

On April 20, 2015 Advanced Voice Recognition Systems, Inc. (AVRS) entered into a Material Letter Agreement with an unrelated third party  (Third Party) in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay to the Third Party, or to such other holder of this promissory note (Note) as designate, the principal, together with any additional amounts owed pursuant to the terms set forth in this Note. Interest at 2% was accrued and reported at December 31, 2022.

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

Note 9.    Subsequent Events

Our Secretary / Treasurer, Diana Jakowchuk continues to advance the Company funds.  As of March 15, 2023, Ms. Jakowchuk has advanced a total of $38,358 and President and CEO, Walter Geldenhuys advanced a total of $6,000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also is our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have identified, as of December 31, 2022 and 2021, a lack of segregation of duties in accounting and financial reporting activities, which we do not believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.  Our chief executive officer and chief financial officer work closely and review all day-to-day transactional activities with the secretary Treasurer.  The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2022 and 2021 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2022 and 2021 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers (1)	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	66	May 2008	President, Chief Executive Officer, Chief Financial Officer and Sole Director

Diane Jakowchuk	69	—	Secretary, Treasurer and Principal Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2022 all reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (1)

Walter Geldenhuys,	2022	3,650	0	0	0	0	0	0	3,650
President, CEO, CFO Director (1)	2021	2,650	0	0	0	0	0	0	2,650

Diane Jakowchuk,	2022	0	0	0	0	0	0	0	0
Principal Accounting Officer(2)	2021	0	0	0	0	0	0	0	0

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007 and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2021 and 2022.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in this table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2021 and 2022.

3 Due to reduced sales of shares in private offerings of common stock in 2013, $162,380 of officer compensation was accrued as payroll payable.  Total Officer Compensation paid in 2022 was $3,650 and $2,650 in 2021.  The Company continued to experience a reduction in income.  The officers agreed that no payroll would accrue.

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

1.Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2021 and 2022 for his service as one of our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2018, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of paid shares of common stock outstanding on December 31, 2022 was 284,920,269.  The total shares in Escrow is 262,579,731 shares.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for years ended December 31, 2022 and December 31, 2021.

Services	2022	2021

Audit Fees	37,900	37,800
Audit Related Services	0	0
Tax Fees	780	715
Total Fees	38,680	38,515

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

(28)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 30, 2021

(29)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 12, 2021

(30)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2021

(31)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2022

(32)   Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31th of March, 2022.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.

/s/ Walter Geldenhuys	Walter Geldenhuys, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Sole Director
March 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Geldenhuys GeldenhuysGeldenhuys	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Sole Director	March 17, 2023
March 17, 2023
/s/ Diana Jakowchuk Diane Jakowchuk	Secretary, Treasurer, Principal Accounting Officer