Form 10-Q
period 2023-03-31
Advanced Voice Recognition Systems, Inc
filed 2023-05-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-52390

Advanced Voice Recognition Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1206 E. Warner Road, Suite 101-I , Gilbert , AZ 85296-3133

(Address of principal executive offices)

(480) 485-7474

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

As of  May 12, 2023, 547,500,000 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	$11,523	$138
Total Current Assets	11,523	138

Non-Current Assets
Patent, net	-	-
Total Non-Current Assets	-	-

Total Assets	$11,523	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$61,744	$101,778
Payroll	162,380	162,380
Note payable AIP	19,935	19,935
Advance - related party	84,357	44,188
Accrued interest	7,348	15,450
Total Current Liabilities	335,763	343,731

Total Liabilities	$335,763	$343,731

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized 547,500,000 (1) and 284,823,973 issued and outstanding, respectively	$284,920	$284,920
Escrow Shares	262,580	262,580
Additional paid-in capital	7,740,920	7,740,920
Accumulated Deficit	(8,612,660)	(8,632,013)
Total Stockholders' Deficit	(324,240)	(343,593)
Total Liabilities and Stockholders' Deficit	$11,523	$138

(1) 547,500,000 shares of the Company’s Common stock are issued and outstanding in 2023.  It is comprised of 284,920,269 paid shares and 262,579,731 shares of the Company’s Common stock in Escrow.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	69	4,023
Professional fees	28,700	13,070
Office	1,291	1,959
Other	748	632
Total operating expenses	30,808	19,684

Loss from operations	(30,808)	(19,684)

Other income and (expense):
Gain on early ext. of debt	50,445	-
Interest expense	(284)	(499)
Net other income	50,161	(499)

Gain before income taxes	19,353	(20,183)

Provision for income taxes	-	-

Net Income (Loss)	$19,353	$(20,183)

Basic and diluted gain (loss) per common share*	$-	$-

Weighted average number of common shares	547,500,000	284,823,973

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending March 31, 2022

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000

Net Loss	-	-	-	(20,183)	(20,183)

Balance at March 31, 2022	284,920,269	284,920	8,003,500	(8,603,607)	(315,187)

For the period ending March 31, 2023

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2022	547,500,000	547,500	7,740,920	(8,632,013)	(343,593)

Sales of Common Stock	-	-	-	-	-

Net Income	-	-	-	19,353	19,353

Balance at March 31, 2023	547,500,000	547,500	7,740,920	(8,612,660)	(324,240)

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$19,353	$(20,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	-	-
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	(48,137)	2,232
Net cash used in operating activities	(28,784)	(17,951)

Cash Flows from Investing Activities:
Payments for deferred costs	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Advance from related party	40,169	3,800
Net cash provided by financing activities	40,169	8,800

Net change in cash	11,385	(9,151)

Cash at Beginning of Period	138	12,148

Cash at End of Period	$11,523	$2,997

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$498
Income taxes	$-	$-

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

Stock Purchase Agreements

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 333,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares remain in Escrow until full payment is made (Note 7).

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

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2023 and its operating results for the three months ended March 31, 2023 and 2022 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022.  The results of operations for the three months ended March 31, 2023 are not necessarily an indication of operating results to be expected for the year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $324,240 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2022 the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.  During the three months ended March 31, 2023, the Company received an aggregate of $40,000 from the issuance of related party advances.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2023 of $11,523, and $138 at December 31, 2022.  No amounts resulted from cash equivalents.

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

Amortization at December 31, 2022 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2022
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

Amortization at March 31, 2023 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended March 31, 2023
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

The Patents were fully amortized in the fourth quarter 2021.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $162,380 at March 31, 2023 and $162,380 December 31, 2022 for accrued payroll.  During the period of three months ending March 31, 2023 and March 31, 2022 the Company paid payroll expenses of $69 and $4,023, respectively. During the period of three months ending March 31, 2023 and March 31, 2022 our Secretary Treasurer advanced the Company operating expenses of $169 and $18,500 for operating expenses.

On February 2, 2023, the Company issued a promissory note to a related party for $10,000 with interest of 10% per annum with a scheduled maturity of February 1, 2024.

On February 28, 2023, the Company issued a promissory note to a related party for $15,000 with interest of 10% per annum with a scheduled maturity of February 27, 2024.

On March 31, 2023, the Company issued a promissory note to a related party for $15,000 with interest of 10% per annum with a scheduled maturity of March 30, 2024.

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

Note 7.    Subsequent Events

Change in Control

On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares remained in Escrow until full payment is made.  On April 19, 2023 payment of $305,682 was received from JJW Investments, LLC (“JJW”) for the 262,579,731 shares of the Company’s Common Stock at representing 48% of the Company’s issued and outstanding common stock.  JJW purchased an additional 17,000,000 shares representing 3% of the Company’s issued and outstanding common stock for a total 51% of the Company.

Appointment of CFO

On May 8, 2023, Walter Geldenhuys resigned from his position of Chief Financial Officer of the Company and Chung Cam was appointed Chief Financial Officer of the Company.  Mr. Cam will devote his full time and attention to his duties and will receive a monthly salary of $15,000 for the first 3 months and $20,000 monthly thereafter, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Cam or the Board to cover other Company expenses.

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

At March 31, 2023, we had current assets of $11,523 and current liabilities of $335,763, as compared to $138 current assets and $343,731 in current liabilities at December 31, 2022.  Our increase in current assets is attributed issuing related party promissory notes. Our decrease in current liabilities is due to a debt extinguishment from Accounts Payable.

We had a net gain (loss) of $19,535 and ($20,183) for the three months ended March 31, 2023 and 2022, respectively. The gain is attributable to gains on extinguishment of debt.

Liquidity and Capital Resources

For the three months ended March 31, 2023, we used $28,784 of cash in operating activities and -0- in investing activities, and we received $40,169 advance from related party.  As a result, for the three months ended March 31, 2023 we recognized a $11,385 increase in cash on hand. For the three months ended March 31, 2022, $17,951 cash was used in operating activities, $-0- cash in investing activities, and we received $5,000 cash from the sale of our common stock, and $3,800 advance from related party resulting in a $9,151 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2023 and December 31, 2022, we owed our officers an aggregate of $162,381 for accrued payroll.  On September 24, 2018, the Company entered into Promissory Note with Walter Geldenhuys, who is our President, Chief Executive Officer and Chief Financial Officer, and who serves as a member of our Board of Directors.  The Promissory Note is effective as of September 24, 2018 in the principal amount of $9,000 with a maturity date of the Promissory Note September 24, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2018.  The Company repaid $2,500 of the note on December 10, 2018.  During 2019 the Company repaid $6,500, paying the note in full on December 27, 2019.  Interest at 4% per annum was charged and accrued at December 31, 2019.  Accrued interest of $254 was paid on February 28, 2020.  On January 31, 2020 the Company advanced Walter Geldenhuys $1,000.  Mr. Geldenhuys repaid the advance on February 28, 2020. On June 21, 2021 Mr. Geldenhuys advanced the Company $4200.  The advance was paid in full on January 7, 2022.  In the three months ending March 31, 2023 our Secretary Treasurer advanced the Company a total of $169 and related party advanced $40,000 in promissory notes.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of March 31, 2023, $19,935 of interest has been accrued.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who also was our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Based on our evaluation, our chief executive officer, who also was our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2023 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

10.27

Stock Purchase Agreement with an effective date of April 19, 2023 between Advanced Voice Recognition Systems, Inc and an Investor indicating a change of control and incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2023. The Exhibit was inadvertently marked as exhibit 10.2.

10.28

Employment Agreement of Chung Cam appointing him as Chief Financial Officer effective May 8, 2023 and incorporated by reference to the Registrant’s Form 8-K filed on May 12, 2023. The Exhibit was inadvertently marked as exhibit 10.3.

31.1	Section 302 Certification – Principal Executive Officer (1)
31.2	Section 302 Certification – Principal Financial Officer (1)
32.1	Section 906 Certification (1)

(1)     Certifications