Form 10-Q
period 2023-06-30
Advanced Voice Recognition Systems, Inc
filed 2023-08-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-52390

Advanced Voice Recognition Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive , Scottsdale, AZ 85260

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

As of  July 30, 2023, 547,500,000 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	$30,005	$138
Total Current Assets	30,005	138

Fixed Assets
Computer equipment, net	1,034	-
Total Fixed Assets	1,034	-

Total Assets	$31,039	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$851	$101,778
Payroll	11,472	162,380
Note payable AIP	-	19,935
Advance - related party	102,000	44,188
Accrued interest	1,856	15,450
Total Current Liabilities	116,179	343,731

Total Liabilities	$116,179	$343,731

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized 547,500,000 (1) and 284,823,973 issued and outstanding, respectively	$547,500	$284,920
Escrow Shares	-	262,580
Additional paid-in capital	8,046,603	7,740,920
Accumulated Deficit	(8,679,243)	(8,632,013)
Total Stockholders' Deficit	(85,140)	(343,593)
Total Liabilities and Stockholders' Deficit	$31,039	$138

(1) 547,500,000 shares of the Company’s Common stock are issued and outstanding in 2023.  It is comprised of 284,920,269 paid shares and 262,579,731 shares of the Company’s Common stock in Escrow where Escrow stocks were released on April 19, 2023.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Sales	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	49,163	24	49,234	4,047
Professional fees	13,990	6,600	42,690	19,670
Office	1,483	2,057	2,773	4,016
Depreciation	17	-	17	-
Other	357	357	1,104	989
Total operating expenses	65,010	9,038	95,818	28,722

Loss from operations	(65,010)	(9,038)	(95,818)	(28,722)

Other income and (expense):
Gain on early ext. of debt	-	-	50,445	-
Interest expense	(1,573)	(740)	(1,856)	(1,239)
Net other income (expense)	(1,573)	(740)	48,589	(1,239)

Gain (loss) before income taxes	(66,583)	(9,778)	(47,229)	(29,961)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(66,583)	(9,778)	$(47,229)	$(29,961)

Basic and diluted gain (loss) per common share*	$ -	$ -	$ -	$ -

Weighted average number of common shares	547,500,000	284,920,269	547,500,000	284,920,269

*less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending June 30, 2022

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000

Net Loss	-	-	-	(20,183)	(20,183)

Balance at March 31, 2022	284,920,269	284,920	8,003,500	(8,603,607)	(315,187)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(9,778)	(9,778)

Balance at June 30, 2022	284,920,269	284,920	8,003,500	(8,613,385)	(324,965)

For the period ending June 30, 2023

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2022	547,500,000	547,500	7,740,920	(8,632,013)	(343,593)

Sales of Common Stock	-	-	-	-	-

Net Income	-	-	-	19,353	19,353

Balance at March 31, 2023	547,500,000	547,500	7,740,920	(8,612,660)	(324,240)

Sales of Common Stock	-	-	-	-	-

Release from Escrow	-	-	305,683	-	305,683

Net Loss	-	-	-	(66,583)	(66,583)

Balance at June 30, 2023	547,500,000	547,500	8,046,603	(8,679,243)	(85,140)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$47,229	$(29,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17	-
Interest expense	1,856
Changes in operating assets:	-	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(321,575)	3,328
Net cash used in operating activities	(272,473)	(26,633)

Cash Flows from Investing Activities:
Purchase of computer equipment	(1,051)	-
Net cash used in investing activities	(1,051)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Release from escrow	305,683	-
Payment of advance from related party	(44,357)	-
Payment of note payable AIP	(19,935)	-
Advance from related party	62,000	10,103
Net cash provided by financing activities	303,391	15,103

Net change in cash	29,867	(11,530)

Cash at Beginning of Period	138	12,148

Cash at End of Period	$30,005	$618

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,594	$997
Income taxes	$-	$-

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

Stock Purchase Agreements

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 333,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023 and released to the purchaser (Note 7).

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

Litigation

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at June 30, 2023 and for the six months ended June 30, 2023 and 2022 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2023 and its operating results for the six months ended June 30, 2023 and 2022 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022.  The results of operations for the six months ended June 30, 2023 are not necessarily an indication of operating results to be expected for the year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $85,140 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2022 the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.  During the six months ended June 30, 2023, the Company received an aggregate of $102,000 from the issuance of related party advances.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2023 of $30,005, and $138 at December 31, 2022.  No amounts resulted from cash equivalents.

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

Amortization at June 30, 2023 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended June 30, 2023
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$127,491	$127,491	$-

The Patents were fully amortized in the fourth quarter 2021.

Fixed Assets

Computer equipment, net consisted of the following at June 30, 2023:

PLANT, PROPERTY, EQUIPMENT

Ended June 30, 2023
	Carrying Value	Depreciation	Balance
Computer	$1,051	$17	$1,034
	$1,051	$17	$1,034

As of June 30, 2023, depreciation expense totaled $17.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $0 at June 30, 2023 and $162,380 December 31, 2022 for accrued payroll.  During the period of six months ending June 30, 2023 and June 30, 2022 the Company paid payroll expenses of $49,163 and $4,047, respectively. During the period of six months ending June 30, 2023 and June 30, 2022 our Secretary Treasurer advanced the Company operating expenses of $169 and $24,803 for operating expenses.

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

On May 12, 2023, the Company issued a promissory note to a related party for $12,000 with interest of 10% per annum with a scheduled maturity of May 11, 2024.

On June 1, 2023, the Company issued a promissory note to a related party for $50,000 with interest of 10% per annum with a scheduled maturity of May 31, 2024.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  During the six months ended June 30, 2023 the note payable for AIP had a balance of $19,935 which was paid off with the proceeds received from the change in control (Note 7).

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

Note 8.    Appointment of CFO

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

Note 9.    Subsequent Events

Amended and Restated Articles of Incorporation

On July 3, 2023, the Company filed Amended and Restated Articles of Incorporation for the State of Nevada where the authorized number of common shares were amended to five hundred seventy-two million five hundred thousand shares (572,500,000) consisting of five hundred forty-seven million five hundred thousand (547,500,000) common shares with par value of $0.001 per share and twenty- five million (25,000,000) preferred shares with par value of $0.001.

Reverse Split and Increase in Authorized Shares

On July 5, 2023, the Shareholders approved to authorize a reverse split of 1 new share for one hundred old shares basis as of June 30, 2023 where fractional shares will be rounded up to the next whole share.  In addition, the Shareholders approved to authorize twenty-five million (25,000,000) preferred shares for a total of 572,500,000 authorized shares of the company. The Articles of Information with the state of Nevada were amended to reflect the approved actions of the Shareholders.

Letter of Intent for Business Acquisition

On July 14, 2023, the Company issued a letter of intent to acquire 100% of issued and outstanding common and preferred shares of Rivulet Media, Inc, a Delaware corporation, with the ticker symbol (RIVU) in a stock for stock transaction subject to the completion of a reverse stock split of 100 to 1 of the Company’s issued and outstanding shares of common stock and an increase of authorized preferred shares by twenty five million (25,000,000).

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

At June 30, 2023, we had current assets of $30,005 and current liabilities of $116,179, as compared to $138 current assets and $343,731 in current liabilities at December 31, 2022.  Our increase in current assets is attributed issuing related party promissory notes. Our decrease in current liabilities is attributed to payments of debt utilizing proceeds received from change in control transaction (Note 7) and debt extinguishment from Accounts Payable.

We had a net gain (loss) of $(47,229) and ($29,961) for the six months ended June 30, 2023 and 2022, respectively. The decrease in net loss is attributable to gains on extinguishment of debt.

Liquidity and Capital Resources

For the six months ended June 30, 2023, we used $272,473 of cash in operating activities and $1,051 in investing activities, and we received $303,391 from financing activities.  As a result, for the six months ended June 30, 2023 we recognized a $29,867 increase in cash on hand. For the six months ended June 30, 2022, $26,633 cash was used in operating activities, $-0- cash in investing activities, and we received $5,000 cash from the sale of our common stock, and $10,103 advance from related party resulting in a $11,530 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2023 and December 31, 2022, we owed our officers an aggregate of -0-and $162,381, respectively, for accrued payroll.  On June 21, 2021 Mr. Geldenhuys advanced the Company $4,200.  The advance was paid in full on January 7, 2022.  In the six months ending June 30, 2023 a related party advanced the Company $102,000 in promissory notes.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of June 30, 2023, the Note has been paid in full.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Based on our evaluation, our chief executive officer, and our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2023 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Legal Proceedings

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

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

(8)     Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated August 14, 2023	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer (Principal Executive Officer)

Dated August 14, 2023	By:	/s/ Chung Cam
Chung Cam
Chief Financial Officer (Principal Financial Officer)