Form 10-Q/A
period 2023-06-30
Advanced Voice Recognition Systems, Inc
filed 2023-08-16
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This amended 10Q for the period ending June 30, 2023 is being filed because through an inadvertent error on our part the Cash Flow Statement had to be corrected, which this amendment has accomplished.

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

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Sales	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	49,163	24	49,234	4,047
Professional fees	13,990	6,600	42,690	19,670
Office	1,483	2,057	2,774	4,016
Depreciation	17	-	17	-
Other	357	357	1,104	989
Total operating expenses	65,010	9,038	95,819	28,722

Loss from operations	(65,010)	(9,038)	(95,819)	(28,722)

Other income and (expense):
Gain on early ext. of debt	-	-	50,445	-
Interest expense	(1,573)	(740)	(1,856)	(1,239)
Net other income (expense)	(1,573)	(740)	48,589	(1,239)

Gain (loss) before income taxes	(66,583)	(9,778)	(47,230)	(29,961)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(66,583)	(9,778)	$(47,230)	$(29,961)

Basic and diluted gain (loss) per common share*	$ -	$ -	$ -	$ -

Weighted average number of common shares	547,500,000	284,920,269	547,500,000	284,920,269

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

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(47,230)	$(29,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17	-
Interest expense	1,856
Changes in operating assets:	-	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(227,116)	3,328
Net cash used in operating activities	(272,473)	(26,633)

Cash Flows from Investing Activities:
Purchase of computer equipment	(1,051)	-
Net cash used in investing activities	(1,051)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Release from escrow	305,683	-
Payment of advance from related party	(44,357)	-
Payment of note payable AIP	(19,935)	-
Advance from related party	62,000	10,103
Net cash provided by financing activities	303,391	15,103

Net change in cash	29,867	(11,530)

Cash at Beginning of Period	138	12,148

Cash at End of Period	$30,005	$618

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,594	$997
Income taxes	$-	$-

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

Note 7.    Change in Control

On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares remained in Escrow until full payment is made.  On April 19, 2023 payment of $305,683 was received from JJW Investments, LLC (“JJW”) for the 262,579,731 shares of the Company’s Common Stock at representing 48% of the Company’s issued and outstanding common stock.  JJW purchased an additional 17,000,000 shares representing 3% of the Company’s issued and outstanding common stock for a total 51% of the Company.

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

We had a net gain (loss) of $(47,230) and ($29,961) for the six months ended June 30, 2023 and 2022, respectively. The decrease in net loss is attributable to gains on extinguishment of debt.

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