Form 10-Q
period 2023-09-30
Advanced Voice Recognition Systems, Inc
filed 2023-11-16
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2023

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

As of  October 31, 2023, 5,476,685 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	$1,436	$138
Total Current Assets	1,436	138

Fixed Assets
Computer equipment, net	981	-
Total Fixed Assets	981	-

Total Assets	$2,417	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,246	$101,778
Payroll	107,181	162,380
Note payable AIP	-	19,935
Advance - related party	109,000	44,188
Accrued interest	4,389	15,450
Total Current Liabilities	221,816	343,731

Total Liabilities	$221,816	$343,731

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized 5,476,685 and (1) 284,920,269 issued and outstanding, respectively.	$5,477	$284,920
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Escrow Shares (1)	-	262,580
Additional paid-in capital	8,588,626	7,740,920
Accumulated Deficit	(8,813,502)	(8,632,013)
Total Stockholders' Deficit	(219,399)	(343,593)
Total Liabilities and Stockholders' Deficit	$2,417	$138

(1)547,500,000 shares of the Company’s Common stock are issued and outstanding in 2022.  It is comprised of 284,920,269 paid shares and 262,579,731 shares of the Company’s Common stock in Escrow.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative:
Compensation	107,047	25	156,280	4,071
Professional fees	17,078	6,726	59,768	26,397
Office	1,461	2,447	4,235	6,463
Depreciation	53	-	70	-
Other	6,087	357	7,192	1,346
Total operating expenses	131,726	9,555	227,545	38,277

Loss from operations	(131,726)	(9,555)	(227,545)	(38,277)

Other income and (expense):
Gain on early ext. of debt	-	-	50,445	-
Interest expense	(2,533)	(579)	(4,389)	(1,818)
Net other income (expense)	(2,533)	(579)	46,056	(1,818)

Gain (loss) before income taxes	(134,259)	(10,134)	(181,489)	(40,095)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(134,259)	(10,134)	(181,489)	$(40,095)

Basic and diluted gain (loss) per common share*	$(0.02)	$(0.04)	$(0.03)	$(0.01)

Weighted average number of common shares	5,475,574	284,920,269	5,475,217	284,920,269

The accompanying notes are an integral part of these financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the period ending September 30, 2022

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000

Net Loss	-	-	-	(20,183)	(20,183)

Balance at March 31, 2022	284,920,269	284,920	8,003,500	(8,603,607)	(315,187)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(9,778)	(9,778)

Balance at June 30, 2022	284,920,269	284,920	8,003,500	(8,613,385)	(324,965)

Sales of Common Stock	-	-	-	-	-

Net Loss	-	-	-	(10,134)	(10,134)

Balance at September 30, 2022	284,920,269	284,920	8,003,500	(8,623,519)	(335,099)

The accompanying notes are an integral part of these financial statements.

For the period ending September 30, 2023

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2022	5,475,036	5,475	8,282,945	(8,632,013)	(343,593)

Sales of Common Stock	-	-	-	-	-

Net Income	-	-	-	19,353	19,353

Balance at March 31, 2023	5,475,036	5,475	8,282,945	(8,612,660)	(324,240)

Sales of Common Stock	-	-	-	-	-

Release from Escrow	-	-	305,683	-	305,683

Net Loss	-	-	-	(66,583)	(66,583)

Balance at June 30, 2023	5,475,036	5,475	8,588,628	(8,679,243)	(85,140)

Sales of Common Stock	-	-	-	-	-

Shares issued for reverse stock split	1,649	2	(2)	-	-

Net Loss	-	-	-	(134,259)	(134,259)

Balance at September 30, 2023	5,476,685	5,477	8,588,626	(8,813,502)	(219,399)

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(181,489)	$(40,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	70	-
Interest expense	4,389
Changes in operating assets:	-	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(155,731)	4,306
Net cash used in operating activities	(332,761)	(35,789)

Cash Flows from Investing Activities:
Purchase of computer equipment	(1,051)	-
Net cash used in investing activities	(1,051)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Release from escrow	305,683	-
Payment of advance from related party	(59,638)	-
Payment of note payable AIP	(19,935)	-
Advance from related party	109,000	18,793
Net cash provided by financing activities	335,110	23,793

Net change in cash	1,298	(11,996)
Cash at Beginning of Period	138	12,148
Cash at End of Period	$1,436	$152

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,450	$1,495
Income taxes	$-	$-
Non-cash investing and financing activities:
Round up shares issued	$2	$-

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

Stock Purchase Agreements

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 3,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023 and released to the purchaser (Note 7).

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

On September 21, 2018, Advanced Voice Recognition Systems, Inc. (“AVRS”) and Buether Joe & Carpenter, LLC (“BJC) entered into a Letter of Engagement for Legal Services Limited Scope Agreement (“Agreement”) with Schmeiser, Olsen & Watts LLP (“the Firm”) pursuant to which the Firm will serve as local counsel in the United States District Court, District of Arizona.  The Firm has been hired to represent AVRS as local counsel in connection with forthcoming litigation in the U.S. District Court, District of Arizona.    AVRS may terminate the Agreement at any time.

Litigation

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Reverse Split and Increase in Authorized Shares

On July 5, 2023, the Shareholders approved to authorize a reverse split of 1 new share for one hundred old shares basis as of September 30, 2023 where fractional shares will be rounded up to the next whole share.  In addition, the Shareholders approved to authorize twenty-five million (25,000,000) preferred shares for a total of 572,500,000 authorized shares of the company. The Articles of Information with the state of Nevada were amended to reflect the approved actions of the Shareholders.

Letter of Intent for Business Acquisition

On July 14, 2023, the Company issued a letter of intent to acquire 100% of issued and outstanding common and preferred shares of Rivulet Media, Inc, a Delaware corporation, with the ticker symbol (RIVU) in a stock for stock transaction subject to the completion of a reverse stock split of 100 to 1 of the Company’s issued and outstanding shares of common stock and an increase of authorized preferred shares by twenty-five million (25,000,000).

Reverse Stock Split

The Company effected a 1-for 100 reverse stock split of its outstanding shares of common stock on July 3, 2023.  The reverse stock split did not change the number of authorized shares of common stock or par value.  All references in these condensed financial statements to share, share prices, and other per share information in all periods for 2023 have been adjusted, on a retrospective basis, to reflect the reverse stock split.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at September 30, 2023 and for the nine months ended September 30, 2023 and 2022 is unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2023 and its operating results for the nine months ended September 30, 2023 and 2022 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022.  The results of operations for the nine months ended September 30, 2023 are not necessarily an indication of operating results to be expected for the year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $219,399 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2022 the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.  During the nine months ended September 30, 2023, the Company received an aggregate of $109,000 from the issuance of related party advances.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at September 30, 2023 of $1,436, and $138 at December 31, 2022.  No amounts resulted from cash equivalents.

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

On May 24, 2011, U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2011 and the Company began amortization. The patent was fully amortized in the fourth quarter 2021.

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

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018 and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001 or November 27, 2021.  The deferred costs were capitalized during the quarter ended September 30, 2018 and the Company began amortization. The patent was fully amortized in the fourth quarter 2021.

Amortization at December 31, 2022 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2022
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

Amortization at September 30, 2023 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended September 30, 2023
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

The Patents were fully amortized in the fourth quarter 2021.

Fixed Assets

Computer equipment, net consisted of the following at September 30, 2023:

PLANT, PROPERTY, EQUIPMENT

Ended September 30, 2023
	Carrying Value	Depreciation	Balance
Computer	$ 1,051	$ 70	$ 981
	$ 1,051	$ 70	$ 981

As of September 30, 2023, depreciation expense totaled $70.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $107,181 at September 30, 2023 and $162,380 December 31, 2022 for accrued payroll.  During the period of nine months ending September 30, 2023 and September 30, 2022 the Company paid payroll expenses of $156,280 and $4,071, respectively. During the period of nine months ending September 30, 2023 our CEO and related party advanced the Company a total of $109,000 for operating expenses comprised of $7,000 advance and $102,000 in promissory notes.

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

On September 1, 2023, the Company issued a promissory note to a related party for $50,000 with interest of 10% per annum with a scheduled maturity of May 31, 2024.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  During the nine months ended September 30, 2023 the note payable for AIP had a balance of $19,935 which was paid off with the proceeds received from the change in control (Note 7).

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

Note 9. Subsequent Events

Certificate of Designation

On October 25, 2023 the Registrant filed a Certificate of Designation, with the State of Nevada, on ten million shares of its twenty-five million shares of Series A Preferred stock, par value $0.001. The designated shares have a face value of $1.00, voting rights on a one for one basis and has a dividend of 10% per annum and are not convertible.

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

At September 30, 2023, we had current assets of $1,436 and current liabilities of $221,816, as compared to $138 current assets and $343,731 in current liabilities at December 31, 2022.  Our increase in current assets is attributed issuing related party promissory notes. Our decrease in current liabilities is attributed to payments of debt utilizing proceeds received from change in control transaction (Note 7) and debt extinguishment from Accounts Payable.

We had a net loss of $(181,489) and ($40,095) for the nine months ended September 30, 2023 and 2022, respectively. The increase in net loss is attributable to the increase of operational costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, we used $332,761 of cash in operating activities and $1,051 in investing activities, and we received $335,110 from financing activities.  As a result, for the nine months ended September 30, 2023 we recognized a $1,298 increase in cash on hand. For the nine months ended September 30, 2022, $35,789 cash was used in operating activities, $-0- cash in investing activities, and we received $5,000 cash from the sale of our common stock, and $18,793 advance from related party resulting in a $11,996 decrease in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At September 30, 2023 and December 31, 2022, we owed our officers an aggregate of $107,181 and $162,380, respectively, for accrued payroll.  On September 21, 2021 Mr. Geldenhuys advanced the Company $4,200.  The advance was paid in full on January 7, 2022.  In the nine months ending September 30, 2023 a related party advanced the Company $102,000 in promissory notes and Mr. Geldenhuys advanced the Company $7,000.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for up to $20,000, and Adapt IP agreed to pay to our patent counsel $19,935 for patent work on our behalf.  The Note matures one year from the date of the Note.  We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents.  If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months.  As of September 30, 2023, the Note has been paid in full.

On September 21, 2018, Advanced Voice Recognition Systems, Inc. (“AVRS”) and Buether Joe & Carpenter, LLC (“BJC) entered into a Letter of Engagement for Legal Services Limited Scope Agreement (“Agreement”) with Schmeiser, Olsen & Watts LLP (“the Firm”) pursuant to which the Firm will serve as local counsel in the United States District Court, District of Arizona.   AVRS may terminate the Agreement at any time.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Based on our evaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2023 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated  to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

3(i).3 3(i).4 31.1

Certificate of Designation dated October 25, 2023 and filed herewith

Amended and Restated Articles of Incorporation  and incorporated by reference to the Registrant’s Form 8-K filed on August 21, 2023. The Exhibit was inadvertently marked as exhibit 99.1.

Section 302 Certification – Principal Executive Officer (1)

31.2	Section 302 Certification – Principal Financial Officer (1)
32.1	Section 906 Certification (1)

(1)     Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated November 16, 2023	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer (Principal Executive Officer)

Dated November 16, 2023	By:	/s/ Chung Cam
Chung Cam
Chief Financial Officer (Principal Financial Officer)