Form 10-K
period 2023-12-31
Advanced Voice Recognition Systems, Inc
filed 2024-03-27
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2023

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $3,087,091 based upon the last reported sales price on the OTC for such date.  For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of March 21, 2024, a total of 12,976,685 shares were issued and outstanding.

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

Item 1. Business

General Overview

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

Our principal assets are our patents. We currently hold six issued patents. U.S. Patent #7,558,730 (“the ‘730”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing and exchanging speech. U.S. Patent #7,949,534, (“the ‘534”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of the ‘730 patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols. U.S. Patent#8,131,557, (“the 557”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of AVRS’s ‘730 and the ‘534 patents and incorporates speech recognition and transcription among transcription engines employing incompatible protocols for generating, transcribing, and exchanging speech among users employing incompatible protocols utilizing peer-to-peer networks, node-to-node networks, and the cloud. U.S. Patent #8,498,871, (“the ‘871”) entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is a system for facilitating free form dictation, including directed dictation and constrained recognition and /or structured transcription among users having heterogeneous protocols for generating, transcribing and exchanging recognized and transcribed speech. U.S. Patent #9,142,217, (“the 217”) entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” is an expansion of the coverage of the ‘871. U.S. Patent #9,934,786 (“the ‘786”) was issued April 3, 2018, and is an extension of the coverage in the ‘871 patent. Our business strategy is to attempt to interest other companies in entering into license agreements or other strategic relationships and to enforce and defend our patents through infringement and interference proceedings, as appropriate.

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

AVRS Enterprise Solutions

AVRS patented technology is applicable to many mainstream speech enabled applications ranging from traditional desktop applications to mobile, web-based and cloud solutions. The technology reaches beyond simple speech recognition and transcription into many other applications thus enabling the exchange of spoken text transcription amongst numerous users on diverse system platforms, as well as enabling the transcribed text to be utilized by many interface applications. The key is the recognition of, and in many cases the transcription of, spoken text in a myriad of applications to allow a seamless interface among users and /or systems having disparate protocols. Recognition of dictated speech including spoken text and commands, over many platforms provides operations of systems having diverse requirements and capabilities.

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

Intellectual Property

Our primary assets are U.S. Patent #7,558,730, U.S. Patent #7,949,534, U.S. Patent #8,131,557, U.S. Patent #8,498,871, U.S. Patent#9,142,217 and U.S. Patent 9,934,786.

U.S. Patent #7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols”, was issued by the U.S. Patent and Trademark Office on July 7, 2009. In accordance with 35 USC 154, the term for the above referenced patent began on July 7,2009 and ends 20 years from the date on which the application for the patent was filed in the United States. Therefore, the patent will expired on November 27, 2021. The invention discloses a system for facilitating speech recognition and transcription among users employing incompatible protocols for generating, transcribing, and exchanging speech. We expect this patent to strengthen our position in voice recognition. Costs totaling $58,277 were capitalized during the third quarter of 2009 and the Company began amortization.

On May 24, 2011, U.S. Patent # 7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols, “was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24,2011 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2001, or November 27,2021. Costs totaling $3,365 were capitalized during the second quarter of 2011 and the Company began amortization.

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6,2012 and ending 20 years from the application date of the parent application (US Patent #7,558,730) of November 27, 2021, or November 27,2021. Costs totaling $5,092 were capitalized during the first quarter of 2012 and the Company began amortization.

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

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27,2001, or November 27, 2021. Costs totaling $35,068 were capitalized during the third quarter of 2015 and the Company began amortization.

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols, “was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3,2018 and ending 20 years from the application date of the parent application (U.S. Patent No 7,558,730) of November 27, 2001, or November27, 2021. Costs totaling $4,575 were capitalized during the second quarter of 2018 and the Company began amortization.

Research and Development

During fiscal years ended 2023 and 2022, we did not incur any expense for research and development activities.

Employees

We currently have three employees, Diana Jakowchuk our Secretary, Treasurer, Chung Cam, our Chief Financial Officer and Principal Accounting Officer and Walter Geldenhuys, our President, Chief Executive Officer. We may engage consultants and other service providers in the future to help us carry out our business plan.

Available Information

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934 as a smaller reporting company: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. You may request a copy of these filings at no cost. Please direct your requests to:

Diana Jakowchuk

Secretary and Treasurer

AVRS, Inc.

7659 E. Wood Drive

Scottsdale, AZ 85260

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

Item 2. Properties.

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary and Treasurer.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 14, 2023 Advanced Voice Recognition Systems (AVOI), Inc. entered into a Letter of Intent with Rivulet Media, Inc. (RIVU) agreeing to purchase from the current shareholders of RIVU (the “Seller”) and Seller agreed to sell to AVOI, one hundred percent (100%) of the issued and outstanding shares of the common stock, preferred stock (the Shares) and all issued warrants in exchange for the same number and designation of AVOI common and preferred shares and warrants.  The transaction is subject to the completion of a reverse stock split of 100 to 1 of AVOI issued and outstanding shares of common stock and an increase of AVOI  authorized preferred  shares to 25 million as well as  the completion of an audit of  RIVU.  The reverse stock split of 100 to 1 of AVOI issued and outstanding shares of common stock has been completed as had the increase of AVOI  authorized preferred  shares to 25 million.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI”. The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2023 and 2022. These prices represent inter-dealer quotation without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Three Months Ended December 31, 2023	$0.99	$0.40
Three Months Ended September 30, 2023	1.89	0.30
Three Months Ended June 30, 2023	2.50	0.60
Three Months Ended March 31, 2023	0.90	0.50
Three Months Ended December 31, 2022	0.80	0.48
Three Months Ended September 30, 2022	1.20	0.40
Three Months Ended June 30, 2022	1.70	0.51
Three Months Ended March 31, 2022	2.80	0.80

Holders

As of December 31, 2023, we have approximately 77 holders of record of our common stock and 5,476,685 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

Results of Operation

We completed a stock exchange on May 19, 2008, and changed our business model. We have not generated any revenue since inception and do not have any cash generating product or licensing sales. We have incurred losses since Inception (March 15, 1994).

We had a net loss of $310,877 for the year ended December 31, 2023, as compared to a net loss of $48,589 in 2022. Professional fees were $72,241 in 2023, as compared to $32,288 in 2022, an increase of $39,953. An increase in auditing fees is responsible for the increase in professional fees. Office was $4,305 in 2023 as compared to $8,687 in 2022, a decrease of $4,382.

Liquidity and Capital Resources

For the year ended December 31, 2023, we used $348,216 of cash in operating activities and $1,052 cash in investing activities. We received $0 of cash for the sale of our common stock. As a result, for the year ended December 31, 2023, we recognized a $342 net increase in cash and cash equivalents. During the year ended December 31, 2022, we used $46,499 of cash in operating activities and $0 cash in investing activities. We received $5,000 of cash from the sale of shares of our common stock. As a result, for the year ended December 31, 2022, we recognized an$12,010 net decrease in cash and cash equivalents.

At December 31, 2023, we had current assets of $480 and current liabilities of $350,196 as compared to current assets of $138 and current liabilities of $343,731 at December 31, 2022.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a “going concern” opinion regarding doubt about our ability to continue as a going concern.

In an attempt to address our financing needs, we have made sales of our common stock in private transactions.

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 3,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023. and released to JJW Investments, LLC (“JJW”). On April 19, 2023, payment of $305,683 was received from JJW for the 262,579,731, shares of the Company’s Common Stock representing 48% of the Company’s issued and outstanding common stock.  JJW purchased an additional 17,000,000 shares representing 3% of the Company’s issued and outstanding common stock for a total of 51% of the Company.

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

On April 20, 2015 we made a Promissory Note to Adapt IP for $20,000, and Adapt IP agreed to pay to our patent counsel up to $20,000 for patent work on our behalf. The Note matures one year from the date of the Note. We are obligated to repay the funds advanced by Adapt IP plus a premium of 10% of the principal amount and a percentage of proceeds received by us from any monetization event involving the patents. If we repay the Note within the six months of the date of the Note, the percentage will be 1%, and it will be 2% after six months. As of December 31,2022, $15,450 interest has accrued.  During the year ended December 31, 2023, $8,385 in accrued interest was forgiven and $7,065 was paid.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans advances will continue in the future. At December 31, 2023 and December 31, 2022, we owed our officers accrued payroll an aggregate of $219,677 and $162,380, respectively. As of December 31, 2023, and 2022, Walter Geldenhuys, who is our President and Chief Executive Officer, and who serves as a member of our Board of Directors advanced the Company $12,500 and $6,000, respectively. Our Secretary / Treasurer advanced the Company a total of $38,188 at December 31, 2022 which was paid in full during the year ended December 31, 2023.

Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements at December 31, 2023 and 2022 contained a “going concern” opinion regarding doubt about our ability to continue as a going concern.

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

U.S. Patent #7,558,730 expands an extremely broad base of features in speech recognition and transcription across heterogeneous protocols. Costs totaling $58,277 have been capitalized and amortization began in the third quarter of 2009. The Patent was fully amortized in the fourth quarter of 2021.

U.S. Patent #7,949,534 is an expansion of the coverage of our second patent and incorporates speech recognition and transcription among transcription engines employing incompatible protocols. Costs totaling $3,365 have been capitalized and amortization began in the second quarter of 2011. The Patent was fully amortized in the fourth quarter 2021.

U.S. Patent #8,131,557 is an expansion of our second and third patent. Costs totaling $5,092 have been capitalized and amortization began in the first quarter 2012. The Patent was fully amortized in the fourth quarter of 2021.

U.S. Patent #8,498,871 titled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” was issued July30, 2013 by the U.S. Patent and Trademark Office. Costs totaling $21,114 have been capitalized and amortization began in the third quarter 2013.The Patent was fully amortized in the fourth quarter of 2021.

U.S. Patent #9,142,217, an expansion of our fourth patent was issued September 22, 2015 by the U.S. Patent and Trademark Office. Costs totaling $35,068 have been capitalized and amortization began in the third quarter 2015. The Patent was fully amortized in the fourth quarter of 2021.

U.S. Patent #9,934,786 issued April 3, 2018 by the U.S. Patent and Trademark Office. Costs totaling $4,575 have been capitalized and amortization began in the second quarter of 2018. The Patent was fully amortized in the fourth quarter of 2021.

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

On August 20, 2015, Advanced Voice Recognition Systems, Inc. (AVRS) entered into a letter agreement with Dominion Harbor Group, LLC(Dominion) pursuant to which Dominion will provide strategic advisory services to AVRS to support the common goal of the acquisition, sale licensing, prosecution, enforcement, and settlement with respect to AVRS’s intellectual property, including patents held by AVRS. Dominion has agreed to advance costs recommended by it, including court filing fees, discovery and other litigation costs, and patent prosecution costs, up to an aggregate of $10,000,000. AVRS will be responsible for costs not recommended by Dominion, as well as travel and ordinary business expenses incurred by AVRS. Except for the advanced costs by Dominion, AVRS will be responsible for any contingency payments to law firms. On June28, 2017 AVRS and Dominion agreed to terminate the August 20, 2015 Letter Agreement. AVRS did not incur any material early termination penalties in connection of the early termination of the agreement.

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

Item 8. Financial Statements and Supplementary Data.

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 3,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023 and released to JJW Investments, LLC (“JJW”). On April 19, 2023, payment of $305,683 was received from JJW for the 262,579,731, shares of the Company’s Common Stock representing 48% of the Company’s issued and outstanding common stock.  JJW purchased an additional 17,000,000 shares representing 3% of the Company’s issued and outstanding common stock for a total 51% of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Voice Recognition Systems, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2013

Lakewood, CO

March 25, 2024

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	$480	$138
Total Current Assets	480	138

Fixed Assets
Computer equipment, net	929	-
Total Fixed Assets	929	-

Total Assets	$1,409	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$101,778
Payroll	219,677	162,380
Note payable AIP	-	19,935
Advance - related party	123,500	44,188
Accrued interest	7,019	15,450
Total Current Liabilities	350,196	343,731

Total Liabilities	$350,196	$343,731

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value; 547,500,000 shares authorized 5,476,685 and (1) 284,920,269 issued and outstanding, respectively.	$5,477	$284,920
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Escrow Shares (1) (2)	-	262,580
Additional paid-in capital	8,588,626	7,740,920
Accumulated Deficit	(8,942,890)	(8,632,013)
Total Stockholders' Deficit	(348,787)	(343,593)
Total Liabilities and Stockholders' Deficit	$1,409	$138

(1)547,500,000 shares of the Company’s Common stock are issued and outstanding in 2022.  It is comprised of 284,920,269 paid shares and 262,579,731 shares of the Company’s Common stock in Escrow.

(2) On July 5, 2023, a reverse split of 1 to 100 shares was authorized.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative:
Compensation	270,003	3,957
Professional fees	72,241	32,288
Office	4,305	8,687
Depreciation	123	-
Other	7,631	1,703
Total operating expenses	354,303	46,635

Loss from operations	(354,303)	(46,635)

Other income and (expense):
Gain on early ext. of debt	50,445	-
Interest expense	(7,019)	(1,954)
Net other income (expense)	43,426	(1,954)

Gain (loss) before income taxes	(310,877)	(48,589)

Provision for income taxes	-	-

Net Income (Loss)	(310,877)	$(48,589)

Basic and diluted gain (loss) per common share*	$-	$-

Weighted average number of common shares	5,475,587	287,054,714

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Deficit

For the years ended December 31, 2023 and December 31, 2022

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2021	284,586,935	284,587	7,998,833	(8,583,424)	(300,004)

Sales of Common Stock	333,334	333	4,667	-	5,000

Shares In Escrow	262,579,731	262,580	(262,580)	-	-

Net Loss	-	-	-	(48,589)	(48,589)

Balance at December 31, 2022	547,500,000	547,500	7,740,920	(8,632,013)	(343,593)

Reverse Split (1)	(542,024,964)	(542,025)	542,025	-	-

Release from Escrow	-	-	305,683	-	305,683

Shares issued for reverse stock split	1,649	2	(2)	-	-

Net Loss	-	-	-	(310,877)	(310,877)

Balance at December 31, 2023	5,476,685	5,477	8,588,626	(8,942,890)	(348,787)

(1) On July 5, 2023, a reverse split of 1 to 100 shares was authorized.

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

	Years Ending December 31
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(310,877)	$(48,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	123	-
Interest expense	7,019
Changes in operating assets:
Changes in operating liabilities:
Accounts payable and accrued liabilities	(44,481)	2,090
Net cash provided (used) in operating activities	(348,216)	(46,499)

Cash Flows from Investing Activities:
Purchase of computer equipment	(1,052)	-
Net cash used in investing activities	(1,052)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Release from escrow	305,683	-
Payment of advance from related party	(59,638)	-
Payment of note payable AIP	(19,935)	-
Advance from related party	123,500	29,489
Net cash provided by financing activities	349,610	34,489

Net change in cash	342	(12,010)
Cash at Beginning of Period	138	12,148
Cash at End of Period	$480	$138

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,450	$1,495
Income taxes	$-	$-
Non-cash investing and financing activities:
Round up shares issued	$2	$-

The accompanying notes are an integral part of these financial statements.

Advanced Voice Recognition Systems, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1.     Nature of Operations

Company Overview

The operations of Advanced Voice Recognition Systems, Inc. (“AVRS” or the “Company”), http://www.avrsys.com, commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994, in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

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

Stock Exchange Agreement

On April 28, 2008, the Company entered into a Stock Exchange Agreement (“the Agreement”) with Samoyed Energy Corp., a Nevada corporation(“Samoyed”), which resulted in a reverse acquisition. The Agreement provided for the reorganization of AVRS with Samoyed. In connection with the Agreement, Samoyed acquired all of the issued and outstanding common shares of AVRS in exchange for 140 million shares of Samoyed’s common stock. On May 19, 2008, at the closing of the Agreement, the former shareholders of AVRS owned approximately 85% of the outstanding common stock of Samoyed, resulting in a change in control.

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

Stock Purchase Agreements

During year ended December 31, 2022, the Company entered into a Stock Purchase Agreements for the private sale to one person or entity of an aggregate of 3,334 shares of the common stock for aggregate proceeds of $5,000 which was paid in full in the period.  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023 and released to the purchaser (Note 8).

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

Note 2.     Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities exceed assets and there is a capital deficiency of $349,716 and no significant revenues.  The Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the year ended December 31, 2022, the Company received an aggregate of $5,000 from the sale of shares in private offerings of its common stock.  During year ended December 31, 2023, the Company received an aggregate of $123,500 from the issuance of related party advances.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at December 31, 2023 of $480, and $138 at December 31, 2022.  No amounts resulted from cash equivalents.

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

On July 7, 2009, U.S. Patent # 7,558,730, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 7, 2009, and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2009, and the Company began amortization.  AVRS filed a Complaint in the United States District Court Northern District for Arizona (Case No. 2-18-cv-2083) on July 3, 2018, and alleges that Apple products infringe U.S. Patent No. 7,558,730 entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols” (the “‘730 Patent”). The patent was fully amortized in the fourth quarter of 2021.

On May 24, 2011, U.S. Patent #7,949,534, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning May 24, 2011, and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2011 and the Company began amortization. The patent was fully amortized in the fourth quarter of 2021.

On March 6, 2012, U.S. Patent #8,131,557, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning March 6, 2012, and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended March 31, 2012 and the Company began amortization. The patent was fully amortized in the fourth quarter of 2021.

On June 27, 2013, the Company filed two additional continuation applications 13/928/381 and 13/928,383 with the U.S. Patent and Trademark Office entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols.” On August 31, 2015, Application13/928,381 was abandoned by the Company. Deferred costs were charged to operations for the quarter ended September 30, 2015. The patent was fully amortized in the fourth quarter of 2021.

On July 30, 2013, U.S. Patent #8,498,871, entitled “Dynamic Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning on July 30, 2013, and ending 20 years from the application date of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2013, and the Company began amortization. The patent was fully amortized in the fourth quarter of 2021.

On September 22, 2015, U.S. Patent #9,142,217, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office. In accordance with 35 U.S.C. 154, the patent shall be for a term beginning September 22, 2015, and ending 20 years from the application date of the parent application (US Patent No. 7,558,730) of November 27, 2001, or November 27, 2021.  The deferred fees were capitalized during the quarter ended September 30, 2015 and the Company began amortization. The patent was fully amortized in the fourth quarter of 2021.

On April 3, 2018, U.S. Patent #9,934,786, entitled “Speech Recognition and Transcription Among Users Having Heterogeneous Protocols,” was issued by the U.S. Patent and Trademark Office.  In accordance with 35 U.S.C. 154, the patent shall be for a term beginning April 3, 2018, and ending 20 years from the application date of the parent application (U.S. Patent #7,558,730) of November 27, 2001, or November 27, 2021.  The deferred costs were capitalized during the quarter ended September 30, 2018, and the Company began amortization. The patent was fully amortized in the fourth quarter of 2021.

Amortization at December 31, 2022 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2022
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

Amortization at December 31, 2023 is as follows:

SCHEDULE OF INTANGIBLE ASSETS

Ended December 31, 2023
U.S. Patent #	Carrying Value	Amortization	Balance
7,558,730	$ 58,277	58,277	-
7,949,534	3,365	3,365	-
8,131,557	5,092	5,092	-
8,498,871	21,114	21,114	-
9,142,217	35,068	35,068	-
9,934,786	4,575	4,575	-
	$ 127,491	$ 127,491	$ -

The Patents were fully amortized in the fourth quarter 2021.

Fixed Assets

Computer equipment, net consisted of the following at December 31, 2023:

PLANT, PROPERTY, EQUIPMENT

Ended December 31, 2023
	Carrying Value	Depreciation	Balance
Computer	$ 1,052	$ 123	$ 929
	$ 1,052	$ 123	$ 929

As of December 31, 2023, depreciation expense totaled $123.

Note 4.     Related Party Transactions

Related Parties Transactions and Indebtedness

The Company owed the officers aggregate of $219,677 at December 31, 2023 and $162,380 December 31, 2022 for accrued payroll.  During the years ending December 31, 2023 and 2022 the Company paid payroll expenses of $156,280 and $3,011, respectively.  During the year ended December 31, 2023 our CEO and related party advanced the Company a total of $123,500 for operating expenses comprised of $12,500 advance and $111,000 in promissory notes.

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

On November 28, 2023, the Company issued a promissory note to a related party for $9,000 with interest of 10% per annum with a scheduled maturity of May 31, 2024.

Note 5.Note Payable & Accounts Payable

On April 20, 2015, the Company entered into a Material Letter Agreement with an unrelated third-party AIP” in which they promise to pay to patent legal counsel funds to continue prosecuting Patents on behalf of AVRS.  AVRS promises to pay AIP, or to such other holder of this promissory note (Note) as designate, the principal, together with a premium of ten percent (10%) of Principle and two percent (2%) of proceeds received by Company from a Monetization Event initiated by AIP.  During the nine months ended September 30, 2023 the note payable for AIP had a balance of $19,935 which was partially forgiven and the remainder paid off with the proceeds received from the change in control (Note 8).

Note 6.Stockholder Equity / (Deficit)

The Company has issued shares of its common stock pursuant to certain agreements as described in Note 1.

Note 7. Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

INCOME TAXES

	December 31, 2023	December 31, 2022
U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	0.00%	0.00%
Costs capitalized under Section 195	(21.00%)	(21.00%)
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of December 31, 2023, the Company had not commenced its trade operations, so all costs were capitalized under Section 195. Accordingly, the Company had no net operating loss carry forwards at December 31, 2022.

Note 8. Change in Control

On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 262,579,731 shares of the Company’s Common Stock.  The shares remained in Escrow until full payment is made.  On April 19, 2023 payment of $305,683 was received from JJW Investments, LLC (“JJW”) for the 262,579,731, shares of the Company’s Common Stock at representing 48% of the Company’s issued and outstanding common stock.  JJW purchased an additional 17,000,000 shares representing 3% of the Company’s issued and outstanding common stock for a total 51% of the Company.

Note 9.    Appointment of CFO

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

Note 10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described below.

Sale of Unregistered Securities

On March 1, 2024, the Company sold 7,500,000 shares of common stock to a private investor at $0.40 per share for total proceeds of $3,000,000. The Sale of Common Stock is incorporated by reference to exhibit 10.5 of the form 8-K filed on March 7, 2024

Entry Into a Material Definitive Agreement.

On March 1, 2024, the Company and Rivulet Media, Inc., a Delaware corporation (Rivulet), entered into an Asset Purchase Agreement (the “Purchase Agreement”), wherein the Company shall purchase, with stock and cash, in the amount of 90,784,800 shares of common stock of the Company and $10,069,000, the assets of Rivulet.  The Shares are to be distributed pro rata to the shareholders of Rivulet.  The Asset Purchase Agreement is incorporated by reference to exhibit 10.4 of the form 8-K filed on March 7, 2024.

Related Parties Transactions

On March 4, 2024, the advances and notes issued by related parties during the year ended December 31, 2023 were paid in full. The payments consisted of payment to our CEO for advances in the amount $14,500.00 and payment to a related party in the amount of $124,896.63 of which $116,000.00 was principal and $8,896.63 was interest on the promissory notes.

On March 11, 2024, Chung Cam, our CFO, waived his accrued salary in the amount of $153,870.97.  The amount of forgiveness and related payroll taxes will be recognized as a gain during the quarter ending March 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our review and evaluation, our chief executive officer concluded that our disclosure controls and procedures were adequate and effective, including consideration of the matters identified below to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time. The evaluation of our disclosure controls and procedures and the conclusion as to their adequacy and effectiveness, included consideration of the deficiency noted below and the fact that our chief executive officer and chief financial officer is extensively involved in day-to-day transactional activities combined with the fact that the volume of transactions and activities of the Company are limited.

We have identified, as of December 31, 2023 and 2022, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties. Our chief executive officer and chief financial officer work closely and review all day-to-day transactional activities with the secretary Treasurer. The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2023 and 2022 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f)and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. We have identified, as of December 31, 2023, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the years ended December 31, 2023 and 2022 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

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

Name of Director and Executive Officers	Age	Month and Year Elected as Director	Position with the Company

Walter Geldenhuys	67	May 2008	President, Chief Executive Officer and Sole Director

Chung Cam	38	-	Chief Financial Officer and Principal Accounting Officer

Diane Jakowchuk	70	-	Secretary and Treasurer

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

Chung Cam, Chief Financial Officer and Principal Accounting Officer

Mr. Cam has served as our Chief Financial Officer and Principal Accounting Officer since May 2023. Mr. Cam previously served in various roles at Meta Platforms, Inc., an internet content and information company as a Risk and Controls Analyst; Allsaints USA Retail Limited, an international high fashion apparel retailer as a Finance Manager, Activision Blizzard, an interactive entertainment company and Green Dot Corporation, a credit services company as an internal auditor, and various public accounting firms as a financial statement and internal controls auditor.  He currently sits on the Supervisory Committee of Ventura County Credit Union.  Mr. Cam is a managing member of various LLCs with real estate holdings. Mr. Cam holds an MBA in Finance from Pepperdine University, B.A. in Real Estate from Ashford University, and B.S. in Business Administration from the University of California, Riverside.  Mr. Cam also holds professional designations as a Certified Public Accountant (CPA), Certified Information Systems Auditor (CISA), Certified Internal Auditor (CIA), and is licensed as a real estate broker in the state of California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2023, all reporting persons complied with all applicable filing requirements.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our principal executive officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years:

Summary Compensation Table
A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (4)

Walter Geldenhuys, President, CEO, Director (1)	2023	137,800	-	-	-	-	-	-	137,800
	2022	3,650	-	-	-	-	-	-	3,650

Chung Cam CFO and Principal Accounting Officer (3)	2023	26,250	-	-	-	-	-	-	26,250

Diane Jakowchuk, Principal Accounting Officer (2)	2023	32,080	-	-	-	-	-	-	32,080
	2022	-	-	-	-	-	-	-	-

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007, and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of AVRS in 2023 and 2022.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2023 and 2022.

3 Mr. Cam was appointed as our Chief Financial Officer and Principal Accounting Officer in May 2023. The amounts reflected in table include compensation Mr. Cam received as Chief Financial Officer and Principal Accounting Officer in 2023.

4 Due to reduced sales of shares in private offerings of common stock in 2013, $162,380 of officer compensation was accrued as payroll payable. Total Officer Compensation paid in 2022 was $3,650. The Company continued to experience a reduction in income. The officers agreed that no payroll would accrue.  Payroll accruals resumed during the year ended December 31, 2023.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. We previously accounted for the stock options under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure now known as ASC 718 “Compensation – Stock Compensation.”

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

The following table sets forth all compensation paid to our directors for the last completed fiscal year:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter Geldenhuys (1)	-	-	-	-	-	-	-

1 Mr. Geldenhuys did not receive any compensation during the years ended December 31, 2022 and 2023 for his service as one of our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2013, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of paid shares of common stock outstanding on December 31, 2023 was 5,476,685.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

† Walter Geldenhuys, President, Chief Executive Officer and Director 112 E. Spruce Street Mitchell, SD 57301	321,995 (2)	5.88%

Diana Jakowchuk, Secretary and Treasurer 7659 E. Wood Drive Scottsdale, AZ 85260	36,122	0.66%

Blake Thorshov 220 Rock Falls Road Arroyo Grande, CA 93420	445,429	8.13%

JJW Investments LLC 1206 E Warner Road, Suite 101-I Gilbert, AZ 85260	2,795,798	51.05%

† Named executive officer.

1 “Beneficial ownership” is defined in the regulations promulgated by the SEC as (A) having or sharing, directly or indirectly(i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer; or (B) directly or indirectly creating or using a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

2 This amount includes 1,360 shares of common stock held by Mr. Geldenhuys’ daughter, of which Mr. Geldenhuys may be deemed to have indirect ownership because of the father-daughter relationship.

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

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director and has adopted the independence standards of the NASDAQ Capital Market, LLC. At this time, Walter Geldenhuys, the sole member of the Board of Directors, is not independent.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for the years ended December 31, 2023, and December 31, 2022:

Services	2023	2022

Audit Fees	60,500	37,900
Audit Related Services	-	-
Tax Preparation Fees	1,000	780
Total Fees	61,500	38,680

Audit fees consist of fees for the audit of our financial statements. Audit-related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits

3(i).4 31.1

Amended and Restated Articles of Incorporation  and incorporated by reference to the Registrant’s Form 8-K filed on August 21, 2023. The Exhibit was inadvertently marked as exhibit 99.1.

Section 302 Certification – Principal Executive Officer

31.2	Section 302 Certification – Principal Financial Officer
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated March 25, 2024	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer (Principal Executive Officer)

Dated March 25, 2024	By:	/s/ Chung Cam
Chung Cam
Chief Financial Officer (Principal Financial Officer)