Form 10-Q
period 2024-03-31
Advanced Voice Recognition Systems, Inc
filed 2024-06-05
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2024

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

As of June 3, 2024, 80,338,287 shares of common stock are issued and outstanding.

Advanced Voice Recognition Systems, Inc.

Item 1. Financial Statements

Advanced Voice Recognition Systems, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS

Current Assets
Cash and cash equivalents	$ 46,368	$ 480
Asset Purchase Deposit	2,800,000	-
Total Current Assets	2,846,368	480

Non-Current Assets
Computer equipment, net	876	929
Total Non-Current Assets	876	929

Total Assets	$ 2,847,244	$ 1,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$ 22,000	$ -
Payroll	144,241	219,677
Advance - related party	-	123,500
Accrued interest	-	7,019
Total Current Liabilities	166,241	350,196

Total Liabilities	$ 166,241	$ 350,196

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 547,500,000 shares authorized 12,976,685 and 5,476,685 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	$ 12,977	$ 5,477
Additional paid-in capital	11,581,126	8,588,626
Accumulated Deficit	(8,913,100)	(8,942,890)
Total Stockholders' Equity (Deficit)	2,681,003	(348,787)
Liabilities and Stockholders' Equity (Deficit)	$ 2,847,244	$ 1,409

The accompanying notes are an integral part of these unaudited financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023

Sales	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Compensation	48,560	69
Professional fees	42,193	28,700
Office	1,318	1,291
Depreciation	53	-
Other	36	748
Total operating expenses	92,160	30,808

Loss from operations	(92,160)	(30,808)

Other income and (expense):
Gain on early ext. of debt	-	50,445
Gain on payroll forgiveness	123,827	-
Interest expense	(1,877)	(284)
Net other income	121,950	50,161

Gain before income taxes	29,790	19,353

Provision for income taxes	-	-

Net Income	$ 29,790	$ 19,353

Basic and diluted gain (loss) per common share*	$ -	$ -

Weighted average number of common shares	7,949,212	5,475,000

*less than $0.01 per share

The accompanying notes are an integral part of these unaudited financial statements

Advanced Voice Recognition Systems, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

For the period ending March 31, 2023

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2022	5,475,000	5,475	8,282,945	(8,632,013)	(343,593)

Sales of Common Stock	-	-	-	-	-

Net Income	-	-	-	19,353	19,353

Balance at March 31, 2023	5,475,500	5,475	8,282,945	(8,612,660)	(324,240)

For the period ending March 30, 2024

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid In Capital	Deficit	Total
Balance at December 31, 2023	5,476,685	5,477	8,588,626	(8,942,890)	(348,787)

Sales of Common Stock	7,500,000	7,500	2,992,500	-	3,000,000

Net Income	-	-	-	29,790	29,790

Balance at March 31, 2024	12,976,685	12,977	11,581,126	(8,913,100)	2,681,003

The accompanying notes are an integral part of these unaudited financial statements.

Advanced Voice Recognition Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$ 29,790	$ 19,353
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on payroll forgiveness	(123,827)
Amortization and depreciation	53	-
Interest expense	1,877
Changes in operating assets:	-	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	70,391	(48,137)
Net cash used in operating activities	(21,716)	(28,784)

Cash Flows from Investing Activities:
Payment for Rivulet asset purchase	(2,800,000)	-
Net cash used in investing activities	(2,800,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	3,000,000	-
Payment of advance from related party	(139,396)	-
Advance from related party	7,000	40,169
Net cash provided by financing activities	2,867,604	40,169

Net change in cash	45,888	11,385
Cash at Beginning of Period	480	138
Cash at End of Period	$ 46,368	$ 11,523

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 8,896	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

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

Amended and Restated Articles of Incorporation

On July 3, 2023, the Company filed Amended and Restated Articles of Incorporation for the State of Nevada where the authorized total number of shares were amended to five hundred seventy-two million five hundred thousand shares (572,500,000) consisting of five hundred forty-seven million five hundred thousand (547,500,000) common shares with par value of $0.001 per share and twenty- five million (25,000,000) preferred shares with par value of $0.001.

Litigation

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Reverse Split and Increase in Authorized Shares

On July 5, 2023, the Shareholders approved to authorize a reverse split of 1 new share for one hundred old shares basis as of September 30, 2023 where fractional shares will be rounded up to the next whole share.  In addition, the Shareholders approved to authorize twenty-five million (25,000,000) preferred shares for a total of 572,500,000 consisting of 547,500,000 common shares and 25,000,000 preferred shares of the company. The Articles of Information with the state of Nevada were amended to reflect the approved actions of the Shareholders.

The reverse stock split did not change the number of authorized shares five hundred and forty seven million five hundred thousand (547,500,000) shares of common stock or par value.  All references in these condensed financial statements to share, share prices, and other per share information in all periods presented have been adjusted, on a retrospective basis, to reflect the reverse stock split.

Asset Purchase Agreement

On March 1, 2024, the Company and Rivulet Media, Inc., a Delaware corporation (Rivulet), collectively the Parties, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which, subject to the terms and conditions therein, the Company shall purchase, with stock and cash, certain assets of Rivulet. The Acquisition is anticipated to close on April 10, 2024, subject to review by FINRA, there is no assurance this will occur. Upon its terms and subject to the conditions set forth in the Purchase Agreement, at the effective time of the Acquisition the identified assets of Rivulet shall be converted into the right of the Rivulet Shareholders to receive 90,784,800 shares of common stock of the Company, $0.001 par value per share (“Shares”), and $10,069,000 to be distributed, after the payment of Rivulets payables, pro rata to the shareholders of Rivulet. Holders of Rivulet fractional shares shall be rounded up if applicable. On March 7, 2024, the Company ordered the common shares to be issued to Rivulet in accordance with the Asset Purchase Agreement. On March 1, 2024, the Company disbursed $2,600,000 to Rivulet as a partial payment.

Unregistered Sales of Equity Securities

On March 1, 2024 Advanced Voice Recognition Systems, Inc. (the “Company”) entered into a Subscription Agreement with one private investor. Pursuant to the Subscription Agreement, the Company sold 7,500,000 shares of common stock at a purchase price of $0.40 per share for a total of $3,000,000. The funds will be used to pay the Company’s debts and contribute to the Acquisition costs. The Company has distributed to Rivulet $2,800,000 as a portion of the acquisition cost. The Company paid no underwriting discounts or commissions. A copy of the form of subscription agreement is filed as Exhibit 10.5 to this Current Report and is incorporated herein by reference. These issuances are granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) the Investor is an “accredited investors” as that term is defined in Regulation D promulgated under the Securities Act; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the Investor was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities will be issued to a person with knowledge and experience in financial and business matters so that the investor is capable of evaluating the merits and risks of an investment in the Company; and (v) the Investor received restricted securities.

Note 2.     Significant Accounting Policies

Unaudited Financial Information

The accompanying financial information at March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited.  In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2024 and its operating results for the three months ended March 31, 2024 and 2023 have been made.  Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023.  The results of operations for the three months ended March 31, 2024 are not necessarily an indication of operating results to be expected for the year ending December 31, 2024.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2024 Current Assets were $2,846,368 and Current Liabilities were $166,241. Current assets exceed current liabilities which resulted in working capital of $2,680,127 and no significant revenues.  The Company may be unable to continue as a going concern because of these factors there is substantial doubt about the Company being able to continue for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2023 the Company received an aggregate of $305,683 from the release of escrow related to the sale of shares in private offerings of its common stock and $123,500 from advances from related parties.  During the three months ended March 31, 2024, the Company received an aggregate of $3,000,000 from the sale of shares in private offerings of its common stock.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at March 31, 2024 of $46,368, and $480 at December 31, 2023.  No amounts resulted from cash equivalents.

Note 3.     Fixed Assets

Computer equipment, net consisted of the following at March 31, 2024 and December 31, 2023:

PLANT, PROPERTY, EQUIPMENT

Ended March 31, 2024
	Carrying Value	Depreciation	Balance
Computer	$ 1,051	$ 175	$ 876
	$ 1,051	$ 175	$ 876

Ended December 31, 2023
	Carrying Value	Depreciation	Balance
Computer	$ 1,052	$ 123	$ 929
	$ 1,052	$ 123	$ 929

As of March 31, 2024, depreciation expense totaled $53 and as of March 31, 2023 depreciation expense was $0.

Note 4.     Related Party Transactions

Related Parties Transactions, Indebtedness and Gain on Forgiveness

The Company owed the officers aggregate of $144,241 at March 31, 2024 and $219,677 at December 31, 2023 for accrued payroll.  During the period of three months ending March 31, 2024 and 2023 the Company accrued payroll expenses of $48,560 and $69, respectively. During the period of three months ending March 31, 2024, proceeds from CEO advances of $2,000 and a related party of $5,000 were received and payments were made towards CEO and related party advances of $139,396 for operating expenses comprised of $14,500 advance and $116,000 in promissory notes and 8,896 of accrued interest.

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

On February 9, 2024, a related party advanced the Company $5,000.

On March 4, 2024, the advances and notes issued by related parties during the year ended December 31, 2023 were paid in full. The payments consisted of payment to our CEO for advances in the amount $14,500.00 and payment to a related party in the amount of $124,896.63 of which $111,000.00 was principal, $5,000 was advanced and $8,896.63 was interest on the promissory notes.

On March 11, 2024, Chung Cam, our CFO, waived his accrued salary.  The amount of forgiveness and related payroll taxes of $123,827 was recognized as a gain during the quarter ending March 31, 2024.

The above transactions and amounts are not necessarily indicative of what third parties would agree to.

Note 5.Stockholder Equity / (Deficit)

Common Stock

As of March 31, 2024, we had 12,976,685 shares of common stock outstanding and were authorized to issue 547,500,000 shares of common stock at a par value of $0.001.

We had 5,476,685 shares of common stock outstanding as of December 31, 2023.

Common Stock Issued for Cash

On March 1, 2024 the Company entered into a Subscription Agreement with one private investor. Pursuant to the Subscription Agreement, the Company issued 7,500,000 shares of common stock at a purchase price of $0.40 per share for a total of $3,000,000.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the three months ended March 31, 2024.

Common Stock Issued for Services

We did not issue shares for Services during the three months ended March 31, 2024.

Common Stock Issued Under Equity Incentive Plan

We did not issue shares under an equity incentive plan during the three months ended March 31, 2024.

Preferred Stock

The Company authorized 25,000,000 shares of Preferred stock, $.001 par value; no shares issued and outstanding.

Series A Preferred Stock.  The Company designated 10,000,000 shares of the non-convertible Preferred stock as Series A . The Series A has a One Dollar ($1.00) per share face value, has one (1) vote per share and pays a ten percent annual dividend. None of the Series A shares have been issued.

Note 6. Provision for Corporate Income Taxes

The Company provides for income taxes by the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the quarters prior to December 31, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to December 31, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Note 7. Subsequent Events

On May 2, 2024 the Company filed an 8-K disclosing that on March 28, 2024, the Company filed a DEF 14C disclosing that the Board of Directors of both the Company and its wholly owned Subsidiary and its majority shareholder agreed to merge the Company into the Subsidiary with the Subsidiary surviving.  The actual merger is the Subsidiary merging into the Company with the Company surviving and operating under the Subsidiary’s name.  This type of merger does not require shareholder approval pursuant to the applicable Nevada statutes. On May 1, 2024 the correction has been made with the state of Nevada and an Amended Agreement and Plan of Merger has been executed by the parties. The Amended Plan of Merger as filed with the 8-K on May 3, 2024 is incorporated herein by reference.

On May 7, 2024 the Company filed an 8-K disclosing that it had dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm.  On May 3, 2024, the U.S. Securities and Exchange Commission (the “SEC”) through its Staff Report has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Issuer may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. nor were there disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports. During the fiscal years ended December 31, 2023 and 2022, and through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On May 4, 2024, Chung Cam resigned as the Issuer’s Chief Financial Officer as disclosed in the 8-K filed on May 7, 2024.

On May 17, 2024 the Company disclosed through its 8-K filed that date, that it has engaged Astra Audit and Advisory, LLC as the independent registered public accounting firms. Said decision was made with the recommendation and approval of the sole Board of Director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report that are not historical are “forward-looking statements”, which can be identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target”, “probable”, “possible”, or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

Forward-Looking Statements

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

Our Business

Advanced Voice Recognition Systems, Inc new direction is to the Media Industry, producing movies, advertising and other media and entertainment related products.

On March 1, 2024, the Company and Rivulet Media, Inc., a Delaware corporation (Rivulet), collectively the Parties, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which, subject to the terms and conditions therein, the Company shall purchase, with stock and cash, certain assets of Rivulet. The Acquisition is anticipated to close on April 10, 2024, subject to review by FINRA, there is no assurance this will occur. Upon its terms and subject to the conditions set forth in the Purchase Agreement, at the effective time of the Acquisition the identified assets of Rivulet shall be converted into the right of the Rivulet Shareholders to receive 90,784,800 shares of common stock of the Company, $0.001 par value per share (“Shares”), and $10,069,000 to be distributed, after the payment of Rivulets payables, pro rata to the shareholders of Rivulet. Holders of Rivulet fractional shares shall be rounded up if applicable. On March 7, 2024, the Company ordered the common shares to be issued to Rivulet in accordance with the Asset Purchase Agreement. On March 1, 2024, the Company disbursed $2,800,000 to Rivulet as a partial payment.

Results of Operations

At March 31, 2024, we had current assets of $2,846,368 and current liabilities of $166,241, as compared to $480 current assets and $350,196 in current liabilities at December 31, 2023.  Our increase in current assets is attributed proceeds received from sale of common shares in a private placement. Our decrease in current liabilities is attributed to payroll forgiveness by our CFO and payments made towards related party debts.

We had a net income of $29,790 and $19,353 for the three months ended March 31, 2024 and 2023, respectively. The increase in net income is attributable to the gain realized from payroll forgiveness from our CFO.

Liquidity and Capital Resources

For the three months ended March 31, 2024, we used $21,716 of cash in operating activities and $2,800,000 in investing activities, and we received $2,867,604 from financing activities.  As a result, for the three months ended March 31, 2024 we recognized a $45,888 increase in cash on hand. For the three months ended March 31, 2023, $28,784 cash was used in operating activities, $-0- cash in investing activities, and we received $40,169 cash from the advance from related party resulting in a $11,385 increase in cash on hand for the period.

Historically, our President has loaned or advanced to us funds for working capital on an “as needed” basis. There is no assurance that these loans or advances will continue in the future. At March 31, 2024 and December 31, 2023, we owed our officers an aggregate of $144,241 and $219,677, respectively, for accrued payroll.  On January 5, 2024 Mr. Geldenhuys advanced the Company $2,000.  The accrued advances were paid in full on March 1, 2024 (Note4).

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2024 Current Assets were $2,846,368 and Current Liabilities were $166,241.  Current assets exceed current liabilities which resulted in working capital of $2,680,127 and no significant revenues.  The Company may be unable to continue as a going concern because of these factors there is substantial doubt about the Company being able to continue for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.   During the twelve months ended December 31, 2023 the Company received an aggregate of $305,683 from the release of escrow related to the sale of shares in private offerings of its common stock and $123,500 from advances from related parties.  During the three months ended March 31, 2024, the Company received an aggregate of $3,000,000 from the sale of shares in private offerings of its common stock.  There is no guarantee that AVRS will be able to provide the capital required for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None noted.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K (229.305(e), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) of the SEC.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

We have identified, as of March 31, 2024, a lack of segregation of duties in accounting and financial reporting activities, which we do believe is a material weakness.  The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.  Our chief executive officer and chief financial officer work closely and review all day-to-day transactional activities with the secretary Treasurer.  The volume of the transactions of the Company is limited.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the quarter ending March 31, 2024 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP.  There is, however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of this weakness.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

Item 1A. Risk Factors

As a smaller reporting Company the issuer is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2024 the Company entered into a Subscription Agreement with one private investor.  Pursuant to the Agreement, the Company sold 7,500,000 shares of common stock at a purchase price of $0.40 per share for a total of $3,000,000.  The funds will be used to pay the Company’s debts and contribute to a portion of the Acquisition costs.  The Company paid no underwriting discounts or commissions.  A copy of the form of subscription agreement is attached as Exhibit 10.5 to an 8-K filed on March 7, 2024 which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)None

(b)During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-rule 10b5-1 trading arrangement.

Item 6. Exhibits

31.1	Section 302 Certification – Principal Executive Officer
31.2	Section 302 Certification – Principal Financial Officer
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED VOICE RECOGNITION SYSTEMS, INC.
Dated June 3, 2024	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer (Principal Executive Officer)

Dated June 3, 2024	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
Chief Financial Officer (Principal Financial Officer)