Form 10-K/A
period 2022-12-31
Rivulet Entertainment, Inc.
filed 2024-09-11
CIK 1342936

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

EXPLANATORY NOTE

Rivulet Entertainment, Inc. (formerly Advanced Voice Recognition Systems, Inc.) is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2023 (the "Original Form 10-K"). The purpose of this Amendment is to correct the cover page to indicate that the registrant is not a shell company. No other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way the financial or other information contained in the Original Filing. This Form 10-K/A speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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