Form 10-KT
period 2024-06-30
Rivulet Entertainment, Inc.
filed 2024-11-12
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(MARK ONE)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024  to June 30, 2024

Commission File Number:  000-1342936

Rivulet Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0511932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7659 E. Wood Drive, Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 704-4183

(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	RIVF	OTC pkn

Securities registered pursuant to section 12(g) of the Act

Common Stock $0.001 Par Value

(NONE)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [_] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” non-accelerated filer “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant

to §240.10D-1(b).     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No [X]

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately $2,838,803 based upon the last reported sales price on the OTC for such date. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of November 1, 2024, a total of 105,588,243 shares were issued and outstanding.

Rivulet Entertainment, Inc.

TABLE OF CONTENTS

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

PART I

Item 1. Business

General Overview

Rivulet Entertainment, Inc. (the "Company", "we" or "us"), is an independent studio engaged in the production, distribution and marketing of star driven commercial feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales. The Company also provides music production. Upon completion of production, the Company expects to receive initial revenues from domestic and foreign distribution contracts headquartered in Scottsdale, Arizona.

Effective July 9, 2024, the Company changed its fiscal year end from December 31st to June 30th, which is the reason this form 10-KT is being filed. Specifically, in accordance with Exchange Act Rule 13a-10, the form includes audited financial statements for the six-month transition period ended June 30, 2024, as well as unaudited financial information for the six-month comparative period ended June 30, 2023. In addition, in accordance with section 1365.2 of the Securities and Exchange Commission’s (“the SEC”) Financial Reporting Manual (“the FRM”), the Company has included audited financial statements for the two-year period ended December 31, 2023.

As disclosed in our Form 8-K filed with the SEC on May 5, 2024, the Company merged into its wholly owned subsidiary with the Company surviving and operating under its subsidiary's name. The effective date of the name change was July 12, 2024 whereby the Company's name was changed from Advanced Voice Recognition Systems, Inc. to Rivulet Entertainment, Inc. All references to the Company in this filing have been updated to reflect the name change.

In addition to the Form 8-K noted above, on March 1, 2024 the Company filed a Form 8-K to disclose that it had entered into an asset purchase agreement with Rivulet Media, Inc whereby the Company would purchase certain film production assets (from Rivulet Media) in a cash and stock deal. The acquisition was anticipated to close during April of 2024. However, the Company did not receive the requisite regulatory approval (for the acquisition) until July of 2024. In anticipation of the deal closing, the Company transferred both cash and stock to Rivulet Media during March and April of 2024. As noted above, the acquisition was formally consummated, and control was transferred upon final regulatory approval during July of 2024. Subsequent to the closing of the acquisition, the Company plans to switch its focus to the film production industry. Also, as disclosed in the Form 8-K referenced above, the distribution of shares to the legal acquiree for purposes of consummating the merger will result in the former shareholders of Rivulet Media owning approximately 88% of the combined Company. As such, the transaction led to a change in control where the former shareholders of Rivulet Media gained a controlling financial interest in the combined Company. The Company plans to recognize the transaction as a reverse merger whereby Rivulet Media will be considered the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. will be considered the accounting acquiree/legal acquirer. Further, beginning with our Form 10-Q for the period ended September 30, 2024 the historical results of the combined company will be those of Rivulet Media.

Industry Overview

The film industry, is a global business encompassing the creation, distribution, and exhibition of movies, involving various stages like development, pre-production, production, post-production, and distribution, with major players including studios, independent producers, and streaming platforms, all working to bring films to audiences through theatrical release and other viewing platforms like streaming services; essentially, it's a multifaceted industry focused on producing and delivering visual content for entertainment purposes, generating significant revenue through box office sales and other distribution channels.

Principal Proposed Products or Services

We have not achieved any revenues from product sales. In addition, we will need substantial additional capital to achieve our marketing objectives as described below.

Rivulet Entertainment Enterprise Solutions

The independent film industry, also known as "indie cinema", is made up of films that are produced outside of the major film studio system. Independent films are known for their unique narratives, unconventional themes, and distinct storytelling methods. The Company will have lower budgets than mainstream films and are characterized by a focus on creative expression and artistic vision over commercial appeal.

RIVF patents cover both a method of implementation and a system whereby speech recognition and transcription can be operated upon and exchanged amongst users employing disparate legacy protocols through one or more transaction managers having a systems protocol. An underlying key factor in all RIVF patented technology lies in its enabling capability whereby any legacy application protocol can be made compatible with speech recognition and transcription engines with or without modification of the application or the protocol upon which the initiating or the receiving application relies.

Market

The film industry is expected to grow in the coming years, with the global market projected to reach $182.23 billion by 2031. Global Movies and Entertainment Market size was valued at over $100 billion in 2023 and is poised to grow. The independent film industry is in a healthy position, with independent box office receipts outpacing studio productions for the third year in a row.

Some other recent developments in the independent film industry include Box office revenue:  in 2023 had a strong recovery.  Independent films are finding success by targeting a diverse audience.  Social media platforms like Instagram, Facebook, and TikTok can be used to build buzz around a film and engage with audiences. The availability of streaming platforms and their superior sound quality is contributing to the growth of the market.

Intellectual Property

Intellectual property (IP) refers to creations of the mind, such as inventions; literary and artistic works; designs; and symbols, names and images used in commerce.

Research and Development

We did not incur any expense for research and development activities during the six months ended June 30, 2024 or two years ended December 31, 2023.

Employees

We currently have two full-time employees,  Diana Jakowchuk, our Secretary and Treasurer, and Walter Geldenhuys, our President, Chief Executive Officer and Chief Financial Officer. To that extent, we engage consultants and other service providers in order to help us carry out our business plan.

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

Item 1A. Risk Factors

Pursuant to the instructions in Item 1A of Form 10-K, the Company, which is a smaller reporting company (“SRC”) is not required to provide risk factor information.

Item 1B. Unresolved Staff Comments

n/a

Item 1C. Cybersecurity

Risk Management and Strategy

Rivulet Entertainment, Inc. recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

Currently, the Company does not have a formalized cybersecurity risk management process. However, the organization is working toward implementing a framework for assessing, identifying, and managing material risks from cybersecurity threats. This includes assessing cybersecurity risk as part of an overall risk assessment and considering the likelihood and potential consequences of each risk. Plans also include the identification of critical cybersecurity risks (e.g., malware, phishing, ransomware, and unauthorized access) and the implementation of formalized mitigants to address those risks such as cybersecurity policies and incident response strategy.

Third-Party Risk

The Company does not currently engage with third parties in connection with cybersecurity risk management. Third-party consultants including cybersecurity auditors are being considered for future engagement, at which point any risks stemming from the use of third parties will be incorporated into the cybersecurity risk assessment.

Risks from Cybersecurity Threats

The Company has not encountered any cybersecurity risks or incidents that have materially impacted our business strategy, operational results, or financial condition. We remain dedicated to maintaining a strong cybersecurity position by continually analyzing and improving our security procedures to reduce potential risks. This approach to cybersecurity is critical for protecting sensitive information and guaranteeing the reliability of our business operations.

Governance

Director Oversight

Currently, Walter Geldenhuys, president and chief executive officer, is the Company’s sole director. Mr. Geldenhuys is committed to effective governance in managing risks associated with cybersecurity threats because he recognizes the significance of these threats to the Company’s operational integrity and stakeholder confidence.

As Mr. Geldenhuys is the sole director and the Company has minimal employees, he is made aware of relevant cybersecurity risks and related updates on an ongoing and real time basis. To that extent, there have been no critical or time sensitive cybersecurity updates thus far.

Management’s Role Managing Risk

Within the management team, the responsibility for assessing and managing cybersecurity risk falls under the purview of Mr. Geldenhuys, whose background includes running a technology Company.

Monitoring Cybersecurity Incidents

As noted above, Mr. Geldenhuys is the sole Director of Rivulet Entertainment and the Company currently has a limited number of employees. As such, Mr. Geldenhuys personally monitors cybersecurity events and logs for unusual activity or potential security breaches within the network. E-mail alerts are sent in real time as notification for any suspicious activity including phishing attempts, suspicious attachments, and other e-mail-related security concerns.

Reporting to Board of Directors

As discussed above, Mr. Geldenhuys is currently the Company’s sole director. Thus, he is either aware or made aware of the Company’s material risks from cybersecurity threats. To that extent, the Company is not aware of any material risks from cybersecurity events at this time.

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

Item 4. Mine Safety Disclosures

n/a

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI” (currently “RIVF”). The following table sets forth the high and low bid prices per share of our common stock for each full quarterly period in 2024, 2023 and 2022. These prices represent inter-dealer quotation without retail markup, markdown or commission and may not necessarily represent actual transactions. Currently, there is not established public trading market for our common shares.

	High	Low
Three Months Ended June 30, 2024	2.99	0.47
Three Months Ended March 31, 2024	0.90	0.32
Three Months Ended December 31, 2023	0.99	0.40
Three Months Ended September 30, 2023	1.89	0.30
Three Months Ended June 30, 2023	2.50	0.60
Three Months Ended March 31, 2023	0.90	0.50
Three Months Ended December 31, 2022	0.80	0.48
Three Months Ended September 30, 2022	1.20	0.40
Three Months Ended June 30, 2022	1.70	0.51
Three Months Ended March 31, 2022	2.80	0.80

Holders

As of June 30, 2024, we have approximately 77 holders of record of our common stock and 80,338,287 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas NV 89119.

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

Securities authorized for issuance under equity compensation plans

n/a

Unregistered Sales of Equity Securities

During March of 2024, the Company entered into a Subscription Agreement with one private investor. Pursuant to the Subscription Agreement, the Company sold 7,500,000 shares of common stock at a purchase price of $0.40 per share for a total of $3,000,000. The information required (for the transaction) pursuant to Item 701 of Regulation S-K has been provided in the Form 8-K filed with the SEC on March 7, 2024.

During June of 2024, the Company sold 500,000 shares at $0.40 per share for total gross proceeds of $200,000. While the proceeds for the sale was received during June, the shares were not issued until July of 2024.

Purchases of equity securities by the issuer and affiliated purchasers

n/a

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

Liquidity and Capital Resources

At June 30, 2024, we had current assets of $29,933,006 and current liabilities of $192,654 as compared to current assets of $480 and $138 and current liabilities of $350,196 and $343,731 as of  December 31, 2023 and December 31, 2022, respectively.

Because of our history of losses, net capital deficit and lack of assurance of additional financing, the audit report on our financial statements contains a "going concern" opinion regarding doubt about our ability to continue as a going concern.

Our president and CEO, Walter Geldenhuys, has loaned or advanced to us funds for working capital on an "as needed" basis. There is no assurance that these loans or advances will continue in the future. At June 30, 2024 we had accrued payroll of $192,654. Further, as of December 31, 2023 and December 31, 2022, we owed our officers accrued payroll of $219,677 and $162,380, respectively. As of December 31, 2023, and 2022, Walter Geldenhuys, who is our President and Chief Executive Officer, and who serves as a member of our Board of Directors advanced the Company $12,500 and $6,000, respectively. Our Secretary / Treasurer advanced the Company a total of $0 and $38,188 during the years ended December 31, 2023 and December 31, 2022, respectively. All of the related party loans were paid in full as of June 30, 2024.

In addition to the related party loans noted above, we have also made sales of our common stock in private transactions as follows:

During March of 2024, the Company entered into a Subscription Agreement with one private investor. Pursuant to the Subscription Agreement, the Company sold 7,500,000 shares of common stock at a purchase price of $0.40 per share for a total of $3,000,000. The funds were used to pay the Company's debts and contribute to the Acquisition costs. To that extent, the Company distributed to Rivulet Media $2,950,000 as a portion of  the acquisition cost as of June 30, 2024. The Company paid no underwriting discounts or commissions.

During the year ended December 31, 2022, the Company entered into a Stock Purchase Agreement for the private sale of 3,333 shares of our common stock for gross proceeds of $5,000 .  On December 29, 2022, the Company entered into an Escrow agreement for the purchase of 2,625,797shares of the Company's Common Stock.  The shares were in Escrow until full payment was received on April 19, 2023. and released to JJW Investments, LLC ("JJW"). On April 19, 2023, payment of $305,683 was received from JJW for the 2,625,797, shares of the Company's Common Stock representing 48% of the Company's issued and outstanding common stock.  JJW purchased an additional 170,000 shares representing 3% of the Company's issued and outstanding common stock for a total of 51% of the Company.

Because of our history of losses, and lack of assurance of additional financing, the audit reports on our financial statements as of June 30, 2024 and December 31, 2023 and 2022 contained a "going concern" opinion regarding doubt about our ability to continue as a going concern.

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

As discussed throughout the filing, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. As part of the agreement, the Company agreed i) to issue approximately 90 million shares and ii) make a $10,000,000 payment to the shareholders of Rivulet Media. As of June 30, 2024, the Company had transferred approximately 67 million shares and made a payment of approximately $3,000,000, which have been recognized as an approximately $30 million asset purchase deposit on our balance sheet. The acquisition closed during July of 2024 and will be accounted for as a reverse acquisition due to the Rivulet Media shareholders obtaining control of the combined Company.

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

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

For the Six Months Ended June 30, 2024[1]
Net cash provided by (used in):
Operating activities	$(80,220)
Investing activities	$(2,949,499)
Financing activities	$3,067,604
Change in cash	$37,885

1 Pursuant to exchange Act Rule 13a-10, the Company is not required to provide cash flow information for the six-month period ended June 30, 2023

	For the Fiscal Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(348,216)	$(46,499)
Investing activities	$(1,052)	$-
Financing activities	$349,610	$34,489
Change in cash	$342	$(12,010)

Operating Activities

Net cash used in operating activities was ($80,220) for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 was ($54,677), which was primarily increased by a gain on salary forgiveness of ($123,827) and offset by the change in accounts payable and accrued liabilities of $96,302.

Net cash used in operating activities was ($348,216) for the fiscal year ended December 31, 2023. The net loss for the fiscal year ended December 31, 2023 was ($310,877), which was primarily offset by non-cash interest expense of $7,019 and increased by the change in accounts payable and accrued liabilities of $44,481.

Net cash used in operating activities was ($46,499) for the fiscal year ended December 31, 2022. The net loss for the fiscal year ended December 31, 2022 was ($48,589), which was primarily offset the change in accounts payable and accrued liabilities of $2,090.

Investing Activities

Net cash used in investing activities was ($2,949,499) for the six months ended June 30, 2024 and relates solely to the transfer of consideration to Rivulet Media shareholders stemming from asset purchase agreement.

Net cash used in investing activities was ($1,052) for the fiscal year ended December 31, 2023 and relates solely to the purchase of computer equipment. There were no investing activities for the fiscal year ended December 31, 2022.

Financing Activities

Net cash from financing activities was $3,067,604 for the six months ended June 30, 2024 and primarily consisted of proceeds from our common stock offerings of $3,200,000 somewhat offset by a payment for a related party advance of approximately ($140,000).

Net cash from financing activities was $349,610 for the fiscal year ended December 31, 2023 and primarily consisted of proceeds from a release from escrow of common stock  of approximately $305,000 and related party advance of approximately $123,500 somewhat offset by a payment of the related party advance of approximately ($60,000) and a note payable payment of approximately ($20,000).

Net cash from financing activities was $34,489 for the fiscal year ended December 31, 2022 and consisted of proceeds from a common stock offering of $5,000 and a related party advance of $29,489.

Results of Operation

The Company did not have material results of operation during either the six-month period ended June 30, 2024 or two-year period ended December 31, 2023. To that extent, the Company incurred a net loss of $54,677 and $47,230 during the six months ended June 30, 2024 and June 30, 2023, respectively.  The increased net loss in fiscal year 2023 (as compared to fiscal year 2022) was primarily due to  increased compensation expense of $173,030 as compared to the same period in prior year.

Critical Accounting Estimates

Due to our limited operations as of June 30, 2024, the Company does not make any estimates like those outlined in Item 303(b)(3) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee of

Rivulet Entertainment Inc.

7659 East Wood Drive

Scottsdale, AZ 85260

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rivulet Entertainment Inc. (the “Company”) as of June 30, 2024, December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the periods ended June 30, 2024, December 31, 2023 and 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and working capital deficits. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

3702 West Spruce Street #1430 i Tampa, Florida 33607 i +1.813.441.9707

Fair Value of Consideration for Asset Purchase

As described in Note 7 to the Company’s financial statements, the Company adheres to ASC 820, Fair Value Measurement. When the Company issued shares for the asset purchase agreement, they utilized the share price based on its most recent sale of unregistered securities.

We identified the Company’s application of the accounting for the fair value of consideration given for the asset purchase agreement as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•We obtained the asset purchase agreement and memo of management’s accounting treatment for the transaction, and subscription agreement for unregistered sale of securities and performed the following procedures:

-Reviewed agreements for all relevant terms.

-Tested management’s identification and treatment of agreement terms.

-Recalculated management’s fair value based on the terms in the agreements.

-Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the fair value of consideration.

Astra Audit & Advisory, LLC

PCOAB ID: 6920 We have served as the Company’s auditor since 2024.

Tampa, Florida

November 8, 2024

Rivulet Entertainment, Inc.

Balance Sheets

(In United States dollars, except for shares data)

	As of
	June 30, 2024	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$38,365	$480	$138
Asset purchase deposit	29,894,641	-	-
Total current assets	29,933,006	480	138

NONCURRENT ASSETS
Property, plant, and equipment, net	824	929	-
Total noncurrent assets	824	929	-

Total assets	$29,933,830	$1,409	$138

CURRENT LIABILITIES
Accounts payable	$192,654	$219,677	$264,158
Note payable AIP	-	-	19,935
Advanced - related party	-	123,500	44,188
Accrued interest	-	7,019	15,450
Total current liabilities	192,654	350,196	343,731

Total liabilities	192,654	350,196	343,731

Commitments and Contingencies (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 547,500,000 shares authorized 80,338,287, 5,476,685 and 2,849,213 issued and outstanding as of June 30, 2024, December 31, 2023, and December 31, 2022 respectively.	80,338	5,477	2,849
Escrow shares	-	-	2,626
Additional paid-in capital	38,658,405	8,588,626	8,282,945
Accumulated deficit	(8,997,567)	(8,942,890)	(8,632,013)
Total stockholders' equity (deficit)	29,741,176	(348,787)	(343,593)

Total liabilities & stockholders' equity (deficit)	$29,933,830	$1,409	$138

The accompanying notes are an integral part of these financial statements.

Note-On July 5, 2023 the Company authorized a 1 for 100 reverse share split. All share information presented in the financial statements is reflective of the share split

Rivulet Entertainment, Inc.

Statements of Operations

(In United States dollars)

	Six Months Ended June 30, 2024	Fiscal Period December 31, 2023	Fiscal Period December 31, 2022

Sales	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	$-	$-	$-

Operating expenses
Compensation	$96,973	$270,003	$3,957
Professional fees	73,660	72,241	32,288
Office	818	4,305	8,687
Depreciation	105	123	-
Other	5,071	7,631	1,703
Total operating expenses	$176,627	$354,303	$46,635

Net loss before other expenses	(176,627)	(354,303)	(46,635)

Other income (expenses)
Gain on salary forgiveness	123,827	50,445	-
Interest expense	(1,877)	(7,019)	(1,954)
Total other income (expenses)	$121,950	$43,426	$(1,954)

Net loss before income tax	$(54,677)	$(310,877)	$(48,589)
Income tax expense	-	-	-
Net loss	$(54,677)	$(310,877)	$(48,589)

Basic and diluted loss per share	$0.00	($0.06)	$0.00

Basic and diluted weighted average shares outstanding	42,332,844	5,475,587	2,870,547

The accompanying notes are an integral part of these financial statements.

Rivulet Entertainment, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional	Accumulated
	Units	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	2,845,869	2,846	8,280,574	(8,583,424)	(300,004)
Sale of common stock	3,333	3	4,997	-	5,000
Shares in escrow	2,625,797	2,626	(2,626)	-	-
Net loss	-	-	-	(48,589)	(48,589)
Balance, December 31, 2022	5,474,999	5,475	8,282,945	(8,632,013)	(343,593)
Release from escrow	-	-	305,683	-	305,683
Shares issued for reverse stock split	1,686	2	(2)	-	-
Net loss	-	-	-	(310,877)	(310,877)
Balance, December 31, 2023	5,476,685	5,477	8,588,626	(8,942,890)	(348,787)
Sales of common stock	7,500,000	7,500	2,992,500	-	3,000,000
Share issuance - acquisition prepayment	67,361,602	67,362	26,877,278	-	26,944,640
Stock Subscription	-	-	200,000	-	200,000
Net loss	-	-	-	(54,677)	(54,677)
Balance, June 30, 2024	80,338,287	80,338	38,658,405	(8,997,567)	29,741,176

The accompanying notes are an integral part of these financial statements.

Note-Presentation of prior year periods has been adjusted to align with the current year presentation. The adjustment to prior year periods did not materially impact the statement of stockholders equity (deficit).

Rivulet Entertainment, Inc.

Statements of Cash Flows

	June 30, 2024 (unaudited)	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(54,677)	(310,877)	(48,589)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on salary forgiveness	(123,827)	(50,445)
Amortization and depreciation	105	123	-
Interest expense	1,877	7,019	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	96,302	5,964	2,090
Net cash used in operating activities	(80,220)	(348,216)	(46,499)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(1,052)	-
Asset Purchase Deposit	(2,949,499)	-	-
Net cash flows used in investing activities:	(2,949,499)	(1,052)	-

Cash flows from financing activities:
Proceeds from sale of common stock	3,000,000	-	5,000
Stock Subscription	200,000	-	-
Release from escrow	-	305,683	-
Payment of advance from related party	(139,396)	(59,638)	-
Payment of note payable AIP	-	(19,935)	-
Advance from related party	7,000	123,500	29,489
Net cash flows provided by financing activities:	3,067,604	349,610	34,489

Net change in cash and restricted cash	37,885	342	(12,010)
Cash and restricted cash, beginning of period	480	138	12,148
Cash and restricted cash, end of period	$38,365	480	138

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,896	15,450	1,495
Cash paid for income taxes	$-	-	-

Non-cash investing and financing activities:
Equity pre-payment for acquisition	$(26,944,640)	-	-

The accompanying notes are an integral part of these financial statements.

Note-Presentation of prior year periods has been adjusted to align with the current year presentation. The adjustment to prior year periods did not materially impact the statement of cash flows.

Rivulet Entertainment, Inc.

Notes to Financial Statements

Note 1.     Nature of Operations

Company Overview

The operations of Rivulet Entertainment, Inc. (the “Company”) commenced in 1994 with a predecessor entity called NCC, Inc. NCC, Inc. was incorporated on March 15, 1994, in the State of Ohio. NCC, Inc. operated as a software and hardware development company that marketed voice recognition and transcription products for commercial applications.

In May 2000, WG Investments, LLC acquired the assets of NCC, Inc. and subsequently changed its name to NCC, LLC. NCC, LLC (also a predecessor to Rivulet Entertainment, Inc.) continued the operations of NCC, Inc. until approximately December 31, 2001, when shifts in the industry’s markets caused NCC, LLC to suspend its operations.

Advanced Voice Recognition Systems, Inc (n/k/a) Rivulet Entertainment, Inc. was incorporated in the State of Colorado on July 7, 2005. In September 2005, the members of NCC, LLC transferred all of their membership interests in NCC, LLC to Rivulet Entertainment, Inc. in exchange for 93,333,333 shares (post-recapitalization) of Rivulet Entertainment, Inc. common stock. Following the incorporation of Rivulet Entertainment, Inc., the Company initiated a new business plan and intends to continue its operations in the voice recognition and transcription industry.

Rivulet Entertainment, Inc.is a software development company specializing in speech recognition technologies. Rivulet Entertainment, Inc. has successfully obtained patent protection of its proprietary technology.   The Company continues to explore all options to monetize and enforce our patent portfolio through patent enforcement and licensing of the six patents issued.

Reverse Stock Split

The Company effected a 1-for 100 reverse stock split of its outstanding shares of common stock on July 3, 2023.  The reverse stock split did not change the number of authorized shares of common stock or par value.  All references in these financial statements to share, share prices, and other per share information in all periods have been adjusted, on a retrospective basis, to reflect the reverse stock split.

Asset Purchase Agreement

During March of 2024 the Company entered into an asset purchase agreement with Rivulet Media, a film production company, whereby the Company agreed to purchase the assets of the entity for consideration of approximately 90 million shares and $10,000,000. The acquisition closed during July of 2024 leading to a change in control whereby the shareholders of Rivulet Media gained a controlling financial interest in the combined Company (as that concept has been defined by Accounting Standards Codification 810). Thus, starting with the Form 10-Q for the period ended September 30, 2024, the historical results presented will be those of Rivulet Media. As of June 30 2024, the Company had transferred (as a prepayment) approximately 67 million shares and $3M. The prepayment was recognized as an "asset purchase deposit" on the face of the balance sheet and was classified as a current asset as of June 30, 2024.

Change in Fiscal Year End

On July 7, 2024 the Company announced that it was changing its fiscal year end from December 31 to June 30. In accordance with the requirements outlined in Exchange Act Rule 13a-10 and the staff interpretive guidance provided in Section 1360 of the Financial Reporting Manual (the “FRM”), this transition report includes the audited transition period for the six months ended June 30, 2024 and two years ended December 31, 2023. In addition, in accordance with 1365.1 of the FRM, the Company has also provided unaudited financial information for the six-month period ended June 30, 2023 in the notes to the financial statements.

Litigation

From time to time, we may become involved in legal proceedings or other litigation that we consider to be a part of the ordinary course of our business. Presently, we are not involved in any litigation and to the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Note 2.     Significant Accounting Policies

Principles of Consolidation

The Company is currently comprised of a single legal entity. Thus, our financial statements do not represent the consolidation of multiple legal entities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash and cash equivalents of $38,365 as of June 30, 2024. Due to our limited cash as of June 30, 2024, there is substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. While the Company does not have any firm commitments from investors to raise capital at this time,, the Company  hopes to continue hopes to fund its business through the sale of unregistered shares.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had cash at June 30, 2024,  December 31, 2023, and December 31, 2022 of $38,365, $480 and $138, respectively.

Related Party Disclosures

The Company considers the guidance in Accounting Standards Codification ASC 850-Related Party Disclosures when determining whether a transaction constitutes a related party transaction. Further, when a related party transaction is identified, the Company i) provides the information required by ASC 850-10-50 and ii) presents the transaction on the face of its financial statements in accordance with Rule 4-08(k) of Regulation S-X.

Commitments and Contingencies

The Company recognizes contingencies in accordance with ASC 450 Contingences. We recognize loss contingencies when they are both probable and estimable. To that extent, the Company was not involved in any litigation or other matters as of June 30, 2024 that could potentially require the need to recognize a loss contingency.

Earnings Per Share

The Company determines earnings per shares ("EPS") in accordance with ASC 260. Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the six months ended June 30, 2024 and the two years ended December 31, 2023, basic and diluted earnings per share was the same as the Company recognized a net loss in all of those periods and the inclusion of diluted shares would have been anti-dilutive. To that extent, the Company did not have any outstanding financial instruments, such as warrants, options or convertible debt, that could potentially be dilutive to its EPS during any of the periods included in the filing.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is recorded at cost, net of accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. The Company’s PP&E was comprised solely of computer equipment, with a five year estimated useful life, as of both June 30, 2024 and December 31, 2023. The Company did not own any PP&E as of December 31, 2022.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis.

The Company has assessed the impact of both pronouncements and does not believe they will have a material impact on their financial statements.

Note 3.     Unaudited Comparative Period Information

Pursuant to the requirements in Exchange Act Rule 13-10(b) the Company is providing the following unaudited financial information for the six-month period ended June 30, 2023. The unaudited financial information has been derived from the Company's Form 10-Q for the period ended June 30, 2023 that was filed with the SEC on August 14th, 2023.

Six Month Ended
June 30, 2023
(Unaudited)
Revenues	$-
Gross profits	-
Income taxes	-
Loss from continuing operations	(95,819)
Net Loss	(47,230)
Basic and diluted earnings per share	-

Note 4- Property, Plant, and Equipment

Computer equipment, net, consisted of the following as of June 30, 2024 and December 31, 2023:

Ended June 30, 2024	Carrying Value	Depreciation	Balance
Computer equipment	$1,052	$(228)	$824

Ended December 31, 2023	Carrying Value	Depreciation	Balance
Computer equipment	$1,052	$(123)	$929

Further, depreciation expense was $105 and $123 for the six-month transition period ended June 30, 2024 and fiscal year ended December 31, 2023, respectively. The Company did not own any property, plant and equipment as of December 31, 2022, and, as such did not recognize any depreciation expense during its annual period ended December 31, 2022.

Note 5.     Related Party Transactions

Indebtedness

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

On February 9, 2024, a related party advanced the Company $5,000.

On March 4, 2024, the advances and notes issued by related parties during the year ended December 31, 2023 were paid in full. The payments consisted of payment to our CEO for advances in the amount $14,500 and payment to a related party in the amount of $124,896.

On March 11, 2024, Chung Cam, our CFO, waived his accrued salary.  The amount of forgiveness and related payroll taxes of $123,827 was recognized as a gain during the six months ending June 30, 2024.

Properties

Rivulet’s principal executive office is provided free of charge by Diana Jakowchuk, the Company’s secretary and treasurer.

The above transactions, including the related party loans and property agreement, are not necessarily what unrelated third parties would have agreed to in the normal course of business.

Note 6. Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

INCOME TAXES

	December 31, 2023	December 31, 2022
U.S. federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Contributed services	0.00%	0.00%
Costs capitalized under Section 195	(21.00%)	(21.00%)
Effective rate	0.00%	0.00%

The Company is considered a start-up company for income tax purposes. As of June 30, 2024, the Company had not commenced its trade operations, so all costs were capitalized under Section 195 of the internal revenue code. Accordingly, the Company had no net operating loss carry forwards, or corresponding deferred tax assets, as of either June 30, 2024, December 31, 2023 or December 31, 2022. Further, the Company did not have any uncertain tax positions as of June 30, 2024.

Note 7. Asset Purchase Agreement

On March 1, 2024, the Company and Rivulet Media, Inc., a Delaware corporation (Rivulet), entered into an Asset Purchase Agreement whereby the Company agreed to purchase, with stock and cash, in the amount of 90,784,800 shares of common stock of the Company and $10,069,000, the assets of Rivulet. The acquisition closed during July of 2024 upon receipt of regulatory approval.

As a result of the issuance of common stock, the Rivulet Media shareholders gained a controlling financial interest in the combined Company. As such, the Company determined that there was a change in control and that the transaction should be accounted for as a reverse merger with Rivulet Media being considered the accounting acquirer/legal acquiree and the Company being considered the accounting acquiree/legal acquirer.

During the six months ended June 30, 2024, the Company transferred $2,900,000 and 67,361,602 shares to Rivulet Media shareholders in anticipation of the merger closing. Both the cash payment and transferred shares were classified as a current asset on the Company’s balance sheets.

The Company noted that because its shares are thinly traded on the over-the-counter ("OTC") market it would not be appropriate to utilize its share price (as quoted on the OTC market) to determine the fair value of the issues shares. Rather, in accordance with the guidance in ASC 820, the Company utilized the share price based on its most recent sale of unregistered equity securities that occurred prior to the share transfer on April 1, 2024. Specifically, during March of 2024 the Company sold 7,500,000 shares at $0.40 per share for gross proceeds of $3,000,000. Based on the $0.40 sale price, the Company determined that that fair value of the 67,361,602 issued shares was approximately $26,944,640. As noted above, both the transferred cash payment and shares, which had a combined balance of $29,894,641 as of June 30, 2024, were classified as a current asset on the Company's balance sheets.

Note 8. Shareholders Equity

During the fiscal year ended December 31, 2022, the Company sold 3,333 shares resulting in gross proceeds of $5,000. Further, during the transition period ended June 30, 2024, the Company sold 800,000 shares resulting in gross proceeds of $500,000. Of the 8,000,000 shares that were sold during the transition period, 500,000 were not transferred to the investor until July of 2024.

As discussed in Note 7, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. While the transaction did not close until July of 2024, the Company transferred approximately 67,000,000 shares to Rivulet Media during April of 2024.

Note 9. Subsequent Events

In accordance with ASC 855, the Company performed an evaluation of subsequent events through the date these financial statements were issued. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described below.

Closing of Asset Purchase Agreement

As discussed in Note 7 of the financial statements, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. The transaction closed during July of 2024 after the receipt of regulatory approval. The Company plans to account for the transaction as a reverse merger with Rivulet Media being considered the accounting acquirer. Thus, beginning with its Form 10-Q for the period ended September 30, 2024, the historical results of the combined Company will represent those of Rivulet Media.

Addendums to the Asset Purchase Agreement

On September 11, 2024 the Company filed an 8-K disclosing that the Company, and Rivulet Media, Inc., entered into an addendum that amended the Asset Purchase Agreement (the "Purchase Agreement"), dated March 1, 2024 to include The Dink Productions, LLC an Arizona limited Liability company, as an acquired asset.  Additionally, the Purchase Agreement was amended as to the stock amount by increasing the number of shares by 5,239,941 for a total of  95,024,741 shares. All other terms and conditions of the Purchase Agreement shall remain in full force and effect.

On September 26, 2024 the Company filed an 8-K disclosing that the Company, and Rivulet Media, Inc., entered into an addendum that amended the Asset Purchase Agreement (the "Purchase Agreement"), dated March 1, 2024 to include the Non Objecting beneficial Owners of shares of common stock that had not been included in the original agreement.  Accordingly, the Purchase Agreement was amended as to the stock amount by increasing the number of shares by 1,698,209 for a total of  96,722,950 shares. All other terms and conditions of the Purchase Agreement shall remain in full force and effect.

On October 15, 2024 the Company filed an 8-K disclosing that on October 9, 2024, the Company and Rivulet Media, entered into a third addendum that amended the Asset Purchase Agreement (the "Purchase Agreement"), dated March 1, 2024 to remove Maughan Music, Inc. as a purchased asset and added Storyland  Animation LLC as a purchased asset. The addendum also clarified the liabilities to read that liabilities due Rivulet Media, Inc., Rivulet Films, Inc. and all trade accounts, other than those that may be due to Nutcracker and /Kicklight, are not being assumed by the Company. All other terms and conditions of the Purchase Agreement shall remain in full force and effect.

Secured Promissory Notes

On October 21, 2024, the Issuer entered into a Business Loan Agreement and secured Promissory Note with Zions Bancorporation, N. A. dba California Bank and Trust. The amount of the loan is $3,500,000, the term is one year, and the interest rate is 6.785% per annum. The funds will be used for operations and to reduce debt. The note is Guaranteed by two related parties who have requested that their identity not be disclosed. The loan Agreement and Note are attached hereto, incorporated by reference and marked Exhibits 10.9 .

On October 22, 2024, The issuer entered into a Security Agreement and Secured Promissory Note with Genius Equity, LLC. The amount of the Note is $2,500,000 and will be used to partially finance the film “The Dink”. The term of the Note is one year, and the interest is 20% and the lender will be entitled to 10% of the net profit from the revenues generated from the  film. The note is payable within 45 days or when permanent financing is secured. The Promissory Note and Security Agreement are attached hereto, incorporated by refence and marked Exhibits. 10.10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2024. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our review and evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective. The evaluation of our disclosure controls and procedures and the conclusion as to their adequacy and effectiveness, included consideration of the deficiency noted below.

We have identified, as of June 30, 2024, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the transition period ended June 30, 2024 and two years ended December 31, 2023 fairly present in all material respects the financial condition and results of operations for the Company in conformity with US GAAP. There is, however, a reasonable possibility that a material misstatement of our annual or financial statements would not have been prevented or detected as a result of this material weakness.

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

Our management assessed the effectiveness of its internal control over financial reporting as of June 30, 2024. We have identified, as of June 30, 2024, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this deficiency in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the transition period ended June 30, 2024 and two years ended December 31, 2023 fairly present in all material respects the financial condition and results of operations for the Company in conformity with GAAP. There is, however, a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected as a result of this material weakness.

The Company has already undertaken certain plans in order to remediate the material weakness. Specifically, the Company has brought in an outside consulting firm to assist with i) SEC reporting requirements and ii) segregation of duties.

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a non-accelerated filer.

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Transition Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Walter Geldenhuys, Sole Director, President and Chief Executive Officer

Mr. Geldenhuys, sole director of Rivulet Entertainment, Inc., has served as a member of our Board of Directors since May 2008. Mr. Geldenhuys has served as the President of Advanced Voice Recognition Systems, Inc., a Colorado corporation, also known as AVRS, from 2005 until AVRS was merged with and into us in June 2008. From 2000 to 2005, Mr. Geldenhuys was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. In addition, Mr. Geldenhuys has owned Progressive Technologies LLC, a design and manufacturing concern, since 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the transition period ended June 30, 2024 and two fiscal years ended December 31, 2023, all reporting persons complied with all applicable filing requirements.

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

Insider Trading Arrangements and Policies

During our last fiscal quarter (ended June 30, 2024) no director or officer either adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b-5-1 trading arrangement. Further, Further, the Company has adopted insider trading polices and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that are reasonable designed to promote compliance with insider trading laws, rules and regulations, and any listing standard applicable to us. A copy of the Company's insider trading policy has been attached as exhibit 19.1 to this filing.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation paid to our principal executive officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years:

Summary Compensation Table
A Name and Principal Position with AVRS	B Year	C Salary ($)	D Bonus ($)	E Stock Awards	F Option Awards ($)	G Non-Equity Incentive Plan Compensation ($)	H Nonqualified Deferred Compensation Earnings ($)	I All Other Compensation ($)	J Total (4)

Walter Geldenhuys, President, CEO, Director (1)	2023	$137,800	-	-	-	-	-	-	$137,800
	2022	$3,650	-	-	-	-	-	-	$3,650

Chung Cam CFO and Principal Accounting Officer (3)	2023	$26,250	-	-	-	-	-	-	$26,250

Diane Jakowchuk, Principal Accounting Officer (2)	2023	$32,080	-	-	-	-	-	-	$32,080
	2022	-	-	-	-	-	-	-	-

1 Mr. Geldenhuys was appointed to our Board of Directors and as our President, Chief Executive Officer and Chief Financial Officer in May 2008. Mr. Geldenhuys also served as the President, Chief Executive Officer and Director of AVRS during the year ended December 31, 2007, and until AVRS merged with and into us in June 2008. The amounts reflected in this table include compensation Mr. Geldenhuys received as President, Chief Executive Officer of Rivulet Entertainment, Inc. in 2023 and 2022.

2 Ms. Jakowchuk was appointed as our Secretary, Treasurer and Principal Accounting Officer in May 2008. The amounts reflected in table include compensation Ms. Jakowchuk received as Secretary, Treasurer and Principal Accounting Officer in 2023 and 2022.

3 Mr. Cam was appointed as our Chief Financial Officer and Principal Accounting Officer in May 2023. The amounts reflected in table include compensation Mr. Cam received as Chief Financial Officer and Principal Accounting Officer in 2023. Mr. Cam resigned as the Company’s chief financial officer on May 4, 2024.

4 Due to reduced sales of shares in private offerings of common stock, $162,380 of officer compensation was accrued as payroll payable. Total Officer Compensation paid in 2022 was $3,650. The Company continued to experience a reduction in income. The officers agreed that no payroll would accrue.  Payroll accruals resumed during the year ended December 31, 2023.

Salary (Column C)

The amounts reported in column C represent base salaries paid to each of the Named Executive Officers for the relevant fiscal year.

Bonus (Column D)

The amounts reported in column D represent the cash bonuses paid each of the Named Executive Officers for the relevant fiscal year. No cash bonuses were paid during the two years ended December 31, 2023.

Option Awards (Column F)

The amounts reported in column F represent the dollar amount of stock option awards recognized for each of the Named Executive Officers as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with ASC 718. No options were granted during the two years ended December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to the requirements outlined in Item 403 of Regulation S-K, the following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2023, unless otherwise indicated, (i) individually by our Chief Executive Officer and each of our other executive officers and by each of our directors, (ii) by all our executive officers and directors as a group, and (iii) by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to us. The total number of paid shares of common stock outstanding on December 31, 2023 was 5,476,685.

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

Change in Control

As discussed throughout the filing, the Company completed a reverse acquisition with Rivulet Media during July of 2024. The transaction led to a change in control whereby the former shareholders of Rivulet Media gained a controlling financial interest in the combined company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Company entered into the following transactions with our CEO, Walter Geldenhuys, during the six months ended June 30, 2024 and fiscal year ended December 31, 2023 as follows:

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

On February 9, 2024, a related party advanced the Company $5,000.

On March 4, 2024, the advances and notes issued by related parties during the six months ended June 30, 2024 and fiscal year ended December 31, 2023 were paid in full.

Rivulet’s principal executive office is provided free of charge by Diana Jakowchuk, the Company’s secretary and treasurer.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to Item 404(d) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide this information.

Promoters and Certain Control Persons

n/a

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to us for professional services rendered by our principal accountant for the years ended December 31, 2023, and December 31, 2022:

Services	2023	2022

Audit Fees	$ 60,500	$ 37,900
Audit Related Services	-	-
Tax Preparation Fees	1,000	780
Total Fees	$ 61,500	$ 38,680

Audit fees consist of fees for the audit of our financial statements. Audit-related services include review of our financial statements and quarterly reports that are not reported as audit fees. Tax fees included tax planning and various taxation matters.

PART IV

Item 15. Exhibits

10.9	Business Loan Agreement
10.10	Security Agreement and Secured Promissory Note
19.1	Insider Trading Policy
31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVULET ENTERTAINMENT, INC.
Dated November 8, 2024	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, chief executive officer and chief financial officer