Form 10-KT/A
period 2024-06-30
Rivulet Entertainment, Inc.
filed 2025-06-09
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” non-accelerated filer “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒ No [_]

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

Explanatory Note

This Amendment No. 1 to Form 10-KT (this "Form 10-KT/A") amends the Transition Report on Form 10-KT of Rivulet Entertainment, Inc., a Nevada corporation (the "Company," "we," "us," and "our," as applicable), for the transition period ended June 30, 2024, that we originally filed with the Securities and Exchange Commission (the "SEC") on November 27, 2024 (the "Original Filing"). We are filing this Form 10-KT/A to restate the financial statements due to an error relating to how the Company recognized its equity prepayment made to Rivulet Media in anticipation of the pending merger (as of June 30, 2024). We have also revised certain information in i) Management's Discussion and Analysis and ii) the Controls and Procedures section that was impacted by the restatement. No other sections in the original Form 10-KT were materially impacted by the restatement and, as such, they were not included in the amended filing.

Rivulet Entertainment, Inc.

TABLE OF CONTENTS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Transition Report on Form 10-KT/A. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

Liquidity and Capital Resources

At June 30, 2024, we had current assets of $2,988,365 and current liabilities of $192,654 as compared to current assets of $480 and $138 and current liabilities of $350,196 and $343,731 as of  December 31, 2023 and December 31, 2022, respectively.

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

As discussed throughout the filing, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. As part of the agreement, the Company agreed i) to issue approximately 90 million shares and ii) make a $10,000,000 payment to the shareholders of Rivulet Media. As of June 30, 2024, the Company had transferred approximately 67 million shares and made a payment of approximately $3,000,000, which have been recognized as an approximately $3 million asset purchase deposit on our balance sheet. The acquisition closed during July of 2024 and will be accounted for as a reverse acquisition due to the Rivulet Media shareholders obtaining control of the combined Company. During May of 2025, the asset purchase agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee of

Rivulet Entertainment Inc.

7659 East Wood Drive

Scottsdale, AZ 85260

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rivulet Entertainment Inc. (the “Company”) as of June 30, 2024, December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the periods ended June 30, 2024, December 31, 2023 and 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fair Value of Consideration for Asset Purchase

As described in Note 8 to the Company’s financial statements, the Company adheres to ASC 820, Fair Value Measurement. When the Company issued shares for the asset purchase agreement, they utilized the share price based on its most recent sale of unregistered securities.

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

We have served as the Company’s auditor since 2024.

Astra Audit & Advisory LLC (PCOAB ID 6920) Tampa, Florida

November 8, 2024, except for the Balance Sheets, Statements of Stockholders’ Equity, Note 1, Note 3, Note 8, and Note 10 which are as of June 9, 2025

Rivulet Entertainment, Inc.

Balance Sheets

(In United States dollars, except for shares data)

	As of
	June 30, 2024 (restated)	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$ 38,365	$ 480	$ 138
Asset purchase deposit	2,950,000	-	-
Total current assets	2,988,365	480	138

NONCURRENT ASSETS
Property, plant, and equipment, net	824	929	-
Total noncurrent assets	824	929	-

Total assets	$ 2,989,189	$ 1,409	$ 138

CURRENT LIABILITIES
Accounts payable	$ -	$ -	$ 101,778
Payroll	192,654	219,677	162,380
Note payable AIP	-	-	19,935
Advanced - related party	-	123,500	44,188
Accrued interest	-	7,019	15,450
Total current liabilities	192,654	350,196	343,731

Total liabilities	192,654	350,196	343,731

Commitments and contingencies (Note 2)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 547,500,000 shares authorized 80,338,287, 5,476,685 and 2,849,203 issued and outstanding as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively.	80,338	5,477	2,849
Escrow shares	-	-	2,626
Additional paid-in capital	11,713,764	8,588,626	8,282,945
Accumulated deficit	(8,997,567)	(8,942,890)	(8,632,013)
Total stockholders' equity (deficit)	2,796,535	(348,787)	(343,593)

Total liabilities & stockholders' equity (deficit)	$ 2,989,189	$ 1,409	$ 138

The accompanying notes are an integral part of these financial statements.

Note-On July 5, 2023 the Company authorized a 1 for 100 reverse share split. All share information presented in the financial statements is reflective of the share split

Rivulet Entertainment, Inc.

Statements of Operations

(In United States dollars)

	Six Months Ended June 30, 2024	Fiscal Period December 31, 2023	Fiscal Period December 31, 2022

Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	$ -	$ -	$ -

Operating expenses
Compensation	$ 96,973	$ 270,003	$ 3,957
Professional fees	73,660	72,241	32,288
Office	818	4,305	8,687
Depreciation	105	123	-
Other	5,071	7,631	1,703
Total operating expenses	$ 176,627	$ 354,303	$ 46,635

Loss from operations	(176,627)	(354,303)	(46,635)

Other income (expenses)
Gain on salary forgiveness	123,827	50,445	-
Interest expense	(1,877)	(7,019)	(1,954)
Total other income (expenses)	$ 121,950	$ 43,426	$ (1,954)

Loss before income tax	$ (54,677)	$ (310,877)	$ (48,589)
Income tax expense	-	-	-
Net loss	$ (54,677)	$ (310,877)	$ (48,589)

Basic and diluted loss per share	$ 0.00	($0.06)	$ 0.00

Basic and diluted weighted average shares outstanding	42,332,844	5,475,587	287,054,714

The accompanying notes are an integral part of these financial statements.

Rivulet Entertainment, Inc.

Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and two years ended December 31, 2023

(In United States dollars, except Unit data)

(restated)

	Common Stock		Additional	Accumulated
	Units	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	2,845,869	$2,846	$8,280,574	$(8,583,424)	$(300,004)
Sale of common stock	3,333	3	4,997	-	5,000
Shares in escrow	2,625,797	2,626	(2,626)	-	-
Net loss	-	-	-	(48,589)	(48,589)
Balance, December 31, 2022	5,475,000	$5,475	$8,282,945	$(8,632,013)	$(343,593)
Release from escrow	-	-	305,683	-	305,683
Shares issued for reverse stock split	1,685	2	(2)	-	-
Net loss	-	-	-	(310,877)	(310,877)
Balance, December 31, 2023	5,476,685	$5,477	$8,588,626	$(8,942,890)	$(348,787)
Sales of common stock	7,500,000	7,500	2,992,500	-	3,000,000
Share issuance - acquisition prepayment	67,361,602	67,361	(67,362)	-	(1)
Stock subscription	-	-	200,000	-	200,000
Net loss	-	-	-	(54,677)	(54,677)
Balance, June 30, 2024	80,338,287	$80,338	$11,713,764	$(8,997,567)	$2,796,535

The accompanying notes are an integral part of these financial statements.

Note-Presentation of prior year periods has been adjusted to align with the current year presentation. The adjustment to prior year periods did not materially impact the statement of stockholders equity (deficit).

Rivulet Entertainment, Inc.

Statements of Cash Flows

	For the Six Months Ended	For the Period Ended	For the Period Ended
	June 30, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(54,677)	$(310,877)	$(48,589)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain on Payroll Forgiveness	(123,827)	(50,445)
Amortization and depreciation	105	123	-
Interest expense	1,877	7,019	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	96,302	5,964	2,090
Net cash provided by operating activities	(80,220)	(348,216)	(46,499)

Cash flows from investing activities:
Purchases of computer equipment	-	(1,052)	-
Asset Purchase Deposit	(2,949,498)	-	-
Net cash flows used in investing activities:	(2,949,498)	(1,052)	-

Cash flows from financing activities:
Proceeds from sale of common stock	3,000,000	-	5,000
Stock subscription	200,000	-	-
Release from escrow	-	305,683	-
Payment of advance from related party	(139,396)	(59,638)	-
Payment of note payable AIP	-	(19,935)	-
Advance from related party	7,000	123,500	29,489
Net cash flows provided by financing activities:	3,067,604	349,610	34,489

Net change in cash and restricted cash	37,886	342	(12,010)
Cash and restricted cash, beginning of period	480	138	12,148
Cash and restricted cash, end of period	$38,366	$480	$138

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,896	$15,450	$1,495

Non-cash investing and financing activities:
Equity pre-payment for acquisition (1)	$(26,944,641)	$-	$-

(1) The equity pre-payment was presented as a deduction to shareholders’ equity (deficit)

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

Asset Purchase Agreement (restated)

During March of 2024 the Company entered into an asset purchase agreement with Rivulet Media, a film production company, whereby the Company agreed to purchase the assets of the entity for consideration of approximately 90 million shares and $10,000,000. The acquisition closed during July of 2024 leading to a change in control whereby the shareholders of Rivulet Media gained a controlling financial interest in the combined Company (as that concept has been defined by Accounting Standards Codification 810). Thus, starting with the Form 10-Q for the period ended September 30, 2024, the historical results presented will be those of Rivulet Media. As of June 30 2024, the Company had transferred (as a prepayment) approximately 67 million shares and approximately $3 million. The cash prepayment was recognized as an "asset purchase deposit" on the face of the balance sheet and was classified as a current asset as of June 30, 2024. Further, in accordance with ASC 505-10 and SAB Topic 4.E, the equity prepayment has been presented as a deduction from stockholders equity (deficit). Refer to Note 3 for additional information.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted.

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

Note 3.   Restatement of Previously Issued Financial Statements

In accordance with ASC 250 and SAB99, the Company determined that the financial statements included in its Form 10-KT previously filed with the Securities and Exchange Commission on November 12, 2024 were materially misstated. Specifically, the previously filed financial statements presented the $26.9 million equity prepayment to Rivulet Media as an asset instead of a deduction from stockholder's equity (deficit). In order to correct the error, the Company has restated its financial statements to reclassify $26.9 million from current assets to a deduction in stockholders' equity (deficit). The restatement had the following impact on the financial statement line items included in the Company's balance sheet and statement of shareholders equity (deficit), respectively as follows:

TABLE 1
Balance Sheet
	Form 10-KT	Adjustment	Form 10-KT/A
Asset Purchase Deposit	$ 29,894,641	$ (26,944,641)	$ 2,950,000
Current Assets	$ 29,933,006	$ (26,944,641)	$ 2,988,365
Total Assets	$ 29,933,830	$ (26,944,641)	$ 2,989,189

Additional Paid in Capital	$ 38,658,405	$ (26,944,641)	$ 11,713,764
Total stockholders' equity (defiict)	$ 29,741,176	$ (26,944,641)	$ 2,796,535

Total liabilities and stockholders equity	$ 29,933,830	$ (26,944,641)	$ 2,989,189

TABLE 2
Statement of Shareholders Equity (deficit)

Share issuance - acquisition prepayment	$ 26,944,641	$ (26,944,641)	$ -

Balance, June 30, 2024	$ 29,741,176	$ (26,944,641)	$ 2,796,535

The error did not materially impact either the statement of operations or statement of cash flows.

Note 4.     Unaudited Comparative Period Information

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

Note 5. Property, Plant, and Equipment

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

Note 6. Related Party Transactions

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

Note 8. Asset Purchase Agreement (restated)

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

During the six months ended June 30, 2024, the Company transferred $2,950,000 and 67,361,602 shares to Rivulet Media shareholders in anticipation of the merger closing. The cash payment and transferred shares were  recognized as a current asset and deduction from equity, respectively.

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

The $2,950,000 in transferred cash was recognized as a current asset on the Company's balance sheet. Further, in accordance with ASC 505-10-45 and SAB Topic 4.E, the Company recognized the fair value of the transferred shares as a deduction to equity (refer to Note 3 for additional information).

Note 9. Shareholders Equity

During the fiscal year ended December 31, 2022, the Company sold 3,333 shares resulting in gross proceeds of $5,000. Further, during the transition period ended June 30, 2024, the Company sold 800,000 shares resulting in gross proceeds of $500,000. Of the 8,000,000 shares that were sold during the transition period, 500,000 were not transferred to the investor until July of 2024.

As discussed in Note 8, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. While the transaction did not close until July of 2024, the Company transferred approximately 67,000,000 shares to Rivulet Media during April of 2024.

Note 10. Subsequent Events (restated)

In accordance with ASC 855, the Company performed an evaluation of subsequent events through the date these financial statements were issued. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the financial statements, other than those as described below.

Closing of Asset Purchase Agreement

As discussed in Note 8 of the financial statements, the Company entered into an asset purchase agreement with Rivulet Media during March of 2024. The transaction closed during July of 2024 after the receipt of regulatory approval. The Company plans to account for the transaction as a reverse merger with Rivulet Media being considered the accounting acquirer. Thus, beginning with its Form 10-Q for the period ended September 30, 2024, the historical results of the combined Company will represent those of Rivulet Media.

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

On May 19, 2025 the Company filed an 8-K disclosing that on October 9, 2024, the Company and Rivulet Media, entered into an addendum that amended the Asset Purchase Agreement (the "Purchase Agreement"), dated March 1, 2024 to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Additionally, the conditions subject to closing and the default provisions were eliminated.  All other terms and conditions of the Purchase Agreement still remain in full force and effect.

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

The Company has already undertaken certain plans in order to remediate the material weakness. Specifically, the Company has brought in an outside consulting firm to assist with i) SEC reporting requirements and ii) segregation of duties. However, as a result of the material weakness and restatement of our financial statements included in our previously filed Form 10-KT, the Company has concluded that our internal controls over financial reporting were not effective as of June 30, 2024.

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

PART IV

Item 15. Exhibits

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVULET ENTERTAINMENT, INC.
Dated June 09, 2025	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, chief executive officer and chief financial officer