Form 10-Q
period 2024-12-31
Rivulet Entertainment, Inc.
filed 2025-08-14
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending December 31, 2024

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

(Address of principal executive offices)

(480) 704-4183

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.001 per share	RIVF	OTC pk

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

As of August 13, 2025, 109,695,876 shares of common stock are issued and outstanding.

Rivulet Entertainment, Inc.

Form 10-Q

For the Quarter ended December 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Rivulet Entertainment, Inc.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2024	2024(2)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$482,460	$101,721
Accounts receivable	6,572,000	-
Prepaid expenses	341,641	47,044
Other current assets	553,585	-
Total current assets	$7,949,686	$148,765

NONCURRENT ASSETS
Film costs	$13,381,616	$10,024,760
Deposits	1,708,232	854,390
Equity investment	2,000,000	2,000,000
Total noncurrent assets	$17,089,848	$12,879,150

Total assets	$25,039,534	$13,027,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$274,416	$205,249
Accrued expenses	4,142,648	712,229
Notes payable, current	5,332,510	4,890,000
Other current liabilities	3,500,000	154,689
Total current liabilities	$13,249,574	$5,962,167

NONCURRENT LIABILITIES
Related party loans, non-current	2,880,000	10,768,316
Notes payable, non-current	13,117,928	1,330,000
Total noncurrent liabilities	$15,997,928	$12,098,316

Total liabilities	$29,247,502	$18,060,483

Commitments and contingencies (Note 2)

SHAREHOLDERS’ DEFICIT

Common stock, par value of $0.001; 547,500,000 shares authorized; 109,695,876 and 96,722,950 issued and outstanding as of December 31, 2024 and June 30, 2024, respectively(1)	$109,696	$96,723
Additional paid-in capital	4,341,499	(96,723)
Accumulated deficit	(8,659,163)	(5,032,568)
Total shareholders’ deficit	$(4,207,968)	$(5,032,568)

Total liabilities & shareholders’ deficit	$25,039,534	$13,027,915

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)
(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, Inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023(2)	2024	2023(2)
Revenues	$10,000,000	$-	$10,000,000	$-
Production cost amortization	10,468,247	-	10,468,247	-
Gross margin	$(468,247)	$-	$(468,247)	$-

Operating Expense
General and administrative	$2,251,199	$8,392	$2,747,777	$111,156
Total operating expenses	$2,251,199	$8,392	$2,747,777	$111,156

Net loss before other (expense) income	$(2,719,446)	$(8,392)	$(3,216,024)	$(111,156)

Other (expense) income
Other income (expense)	$1,849	$(7,760)	$1,976	$-
Interest expense	(305,634)	-	(412,547)	-
Other (expense) income	$(303,785)	$(7,760)	$(410,571)	$-

Net loss before income taxes	$(3,023,231)	$(16,152)	$(3,626,595)	$(111,156)
Income tax expense	-	-	-	-
Net loss	$(3,023,231)	$(16,152)	$(3,626,595)	$(111,156)

Basic and diluted loss per share	$(0.03)	$0.00	$(0.03)	$0.00

Basic and diluted weighted average shares outstanding(1)	109,695,876	96,722,950	109,205,009	96,722,950

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Basic and diluted share information has been determined using the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)
(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2024 and 2023

(Unaudited)

	Common Stock(1)		Additional Paid-in	Accumulated
	Shares	Amount(2)	Capital(2)	Deficit(2)	Total(2)
Balance, June 30, 2023	3,668,274	$3,668	$(3,668)	$(4,851,079)	$(4,851,079)
Net loss	-	-	-	(95,004)	(95,004)
Balance, September 30, 2023	3,668,274	$3,668	$(3,668)	$(4,946,083)	$(4,946,083)
Net loss	-	-	-	(16,152)	(16,152)
Balance, December 31, 2023	3,668,274	$3,668	$(3,668)	$(4,962,235)	$(4,962,235)

Balance, June 30, 2024	96,722,950	$96,723	$(96,723)	$(5,032,568)	$(5,032,568)
Recapitalization	12,972,926	12,973	(3,639,743)	-	(3,626,770)
Related Party Debt Forgiveness	-	-	8,077,965	-	8,077,965
Net loss	-	-	-	(603,364)	(603,364)
Balance, September 30, 2024	109,695,876	$109,696	$4,341,499	$(5,635,932)	$(1,184,737)
Net loss	-	-	-	(3,023,231)	(3,023,231)
Balance, December 31, 2024	109,695,876	$109,696	$4,341,499	$(8,659,163)	$(4,207,968)

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)
(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2024	2023(1)
Cash flows from operating activities:
Net loss	$(3,626,595)	$(111,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	10,468,247	-
Change in operating assets and liabilities:
Accounts receivable	(6,572,000)	90,018
Prepaid expenses	(294,597)	(152,107)
Other current assets	(553,585)	-
Film costs	(13,825,103)	(4,606,528)
Deposits	(853,842)	(1,135,864)
Accounts payable	69,167	437,188
Accrued expenses	3,409,364	81,166
Other current liabilities	(91,810)	3,422,945
Net cash flows used in operating activities	(11,870,754)	(1,974,338)

Cash flows from investing activities:
Net cash flows provided by (used in) investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	18,252,064	7,792,834
Payments on note payable	(6,000,571)	(5,821,159)
Net cash flows provided by financing activities:	12,251,493	1,971,675

Net change in cash	380,739	(2,663)
Cash, beginning of period	101,721	2,683
Cash, end of period	$482,460	$20

Supplemental disclosure of cash flow information:
Cash paid for interest	$590,265	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activity:
Debt forgiveness related to reverse merger transaction (Note 8)	$8,077,965	$-
Recapitalization	$(3,639,743)	$-

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For The Three and Six Months Ended December 31, 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

On July 7, 2024 (the “Closing Date”), Rivulet Entertainment, Inc. (“The Company” or “Rivulet”) completed its acquisition of certain wholly owned subsidiaries of Rivulet Media, Inc. In consideration for the acquisition of the entities, the Company agreed to transfer approximately $10 million and 97 million shares to the current owners of Rivulet Media, Inc. On May 19, 2025 the agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Furthermore, the conditions subject to closing and the default provisions were eliminated. As of the date of this filing, the Company has transferred $2,950,000 to the former owners of Rivulet Media, Inc. and had an outstanding balance of $3,500,000, which was classified as other current liabilities on the Company’s condensed consolidated Balance Sheets as of December 31, 2024. The transaction was accounted for as a reverse merger whereby the combined entities of Rivulet Media, Inc. were determined to be the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. was determined to be the accounting acquiree/legal acquirer. As such, the historical financial statements presented in the filing (for the period ended June 30, 2024 and for the three and six months ended December 31, 2023) are those of the combined entities of Rivulet Media, Inc. that were transferred as part of the merger agreement.

The Company produces, distributes and markets feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The business strategy of Rivulet Entertainment, Inc. as it relates to films, television series, mini-series, and television movies is to enter into contracts with well-known actors and actresses, acquire scripts able to attract large audiences that have been overlooked by blockbuster producers, focus on cost control measures, obtain favorable tax credits and financing opportunities. Unlike many smaller producers, Rivulet is not targeting “artsy” niche markets but films that appeal to a wide audience. The Company’s business plan as an independent film producer is to fully leverage all of its guaranteed contracts that it negotiates upfront for a film to be produced. This strategy permits the Company to raise less equity capital and obtain short-term bridge loans thereby permitting much larger budgets than historically could be obtained by independent film producers. Management believes this strategy enables the Company to produce films with budgets of up to $50 million although historically the Company has spent less than $15 million on each of its films to date. This strategy also permits the Company to forego the risks associated with a speculative movie venture which may or may not repay its funding sources by pre-selling contracts to distributors such as Netflix who are looking for content to reach its viewers. The Company can also determine whether to sell its domestic or international rights to another production company if unanticipated cash needs develop while in production.

We intend to grow and diversify our portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. We will attempt to maintain a disciplined approach to acquisition, production, and distribution of product by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to the Company’s business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of the Company’s capital, build diversified foundation for future growth, and generate significant long-term value for the Company’s stockholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed consolidated unaudited financial statements have been presented in United States dollars (“$” or “USD”) and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with Article 8 of Regulation S-X. In addition, as a film production company, the Company also complies with the incremental guidance in Accounting Standards Codification (“ASC”) 926, Entertainment-Films. All comparative period financial information reflects the condensed consolidated results of the former Rivulet Media, Inc. entities under common control that were transferred as part of the transaction.

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2024, the results of its operations for the three and six months ended December 31, 2024 and cash flows for six months ended December 31, 2024. The results of operations for three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for future quarters or the full year.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in the interim financial statements may not be representative of those for the full year or any future period.

Principles of Consolidation

The Company evaluates the need to consolidate other entities based on the guidance set forth in ASC 810, Consolidation (“ASC 810”). To that extent, the Company will consolidate entities in which it has a controlling financial interest based on the guidance in the ASC topic. As of December 31, 2024, Rivulet Entertainment, Inc. consolidated included the following wholly owned subsidiaries:

Entity Name	Year of Incorporation	Percentage Ownership
Nutcracker, LLC	2023	100%
Kicklight, LLC	2023	100%
Good News, LLC	2021	100%
Please Baby Please LLC	2020	100%
Mistress Movie, LLC	2020	100%
LAC2 Productions, LLC	2022	100%
Acolyte Productions, LLC	2022	100%
Storyland Productions, LLC	2021	100%
Da Vinci, LLC	2023	100%
Garden, LLC	2023	100%
Storyland Animation, LLC	2021	100%
Rivulet Media Ventures, LLC	2023	100%
The Dink Productions, LLC	2024	100%

Going Concern

The Company had cash of $482,460 as of December 31, 2024, negative working capital of $5.2 million and stockholders’ deficit of $4.2 million. Further, during the six months ended December 31, 2024, the Company incurred a net loss of $3.6 million and cash flow used in operations of $11.9 million for the interim period ended December 31, 2024. As such, the Company concluded that there is substantial about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

Film Costs

In accordance with ASC 926, Entertainment-Films, the Company reports production costs incurred as a separate asset on its condensed consolidated balance sheets (“Film costs”). Production costs include all direct negative costs incurred in the physical production of a film, such as compensation of cast and rental facilities on location, as well as allocations of production overhead and capitalized interest (if any). Further, costs incurred related to significant changes to a film are added to production costs and subsequently charged to expense when the Company recognizes the related revenue.

Amortization of Film Costs

As the Company’s films are monetized on their own, the Company amortizes film costs using the individual-film-forecast-computation method. Pursuant to that method, unamortized film costs as of the beginning of the current fiscal year are multiplied by the individual-film-forecast-computation method fraction. To that extent, the Company will begin amortization of capitalized film costs when a film is released, and it begins to recognize revenue from that film. The Company will review and revise its estimate of ultimate revenue as of each reporting date to reflect the most currently available information. Changes to the estimate of ultimate revenue, if any, are accounted for prospectively. Amortization of film costs is presented as film cost amortization on the face of the Company’s condensed consolidated statements of operations.

During the three and six months ended December 31, 2024, the Company recognized approximately $10.5 million of film cost amortization which is presented as film cost amortization in the Company’s condensed consolidated statements of operations. During the three and six months ended December 31, 2023, the Company had no film cost amortization.

Impairment of Capitalized Production Costs

The Company will test its unamortized production costs whenever events or changes in circumstances indicate that the fair value of a film may be less than its unamortized costs. If the Company determines that the fair value of a film is less than its unamortized production costs, then the unamortized capitalized costs for the film will be written down by the amount exceeding the film’s fair value. The unit of account for impairment testing is the individual film being produced and the fair value is determined using a discounted cash flow technique.

Recognition of Revenue from Contracts with Customers

The Company recognizes revenue from its contracts with customers in accordance with the core principle outlined in ASC 606, Revenue from Contracts with Customers. Specifically, “to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services”. To that extent, the Company recognizes revenue in accordance with the ASC Topic by applying the following five steps:

●	Step 1-Identify the contract(s) with a customer
●	Step 2-Identify the performance obligations in the contract
●	Step 3-Determing the transaction price
●	Step 4-Allocate the transaction price to the performance obligations in the contract
●	Step 5-Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s contracts with its customers currently contain a single performance obligation comprised of a license to motion picture rights. In accordance with ASC 606, the Company ( i.e. the “licensor”) has concluded that the license transfer should i) be considered functional intellectual property and ii) that customers (the “licensees” or “distributors”) that customers are therefore granted a right to use the Company’s intellectual property as it exists at the point in time at which the license is granted. As such, revenue is recognized at a point in time upon the Company’s delivery of the license to the licensee. The Company does not currently provide any form of extended payment terms to its customers and, as such, a fixed payment is typically received from the customer within 90 days after the license is transferred.

In determining the transaction price, the Company’s contracts with its customers do not include a significant financing component, non-cash consideration or consideration payable to the customer. However, the Company’s contracts typically will include sales-based or usage-based royalties that are triggered by the attainment of certain levels of box office receipts or video on demand (“VOD”) purchases. To that extent, in accordance with ASC 606-10-55, the Company will recognize the sales-based or usage-based royalties only when the later of the following events occur-a) the subsequent sale or usage occurs or b) the performance obligation to which the sales-based or usage-based royalty has been satisfied.

As it pertains to incremental costs of obtaining a contract, the Company does not incur any type of sales commissions.

During the three months ended December 31, 2024 the Company sold film rights to a customer for $10.0 million. The Company concluded that the sale represented the transfer of a functional license to the customer and that it had satisfied all of its performance obligations stemming from the agreement during the period. As such, the entire $10.0 million fixed sale price was recognized as revenue during the period. The Company does not expect to generate additional revenues from the film.

Exploitation and Participation Costs

The Company accounts for advertising costs in accordance with ASC 720-35, Other Expenses-Advertising Costs. All other direct costs incurred in connection with the distribution of a film are expensed as incurred. In addition, the Company will begin to accrue (expense) participation costs when i) a film is released and ii) it begins to recognize revenue from the film. Participation costs are accrued (expensed) using the individual-film-forecast-computation method. The Company incurred participation costs of $1,995,058 and $100,000 for the six months ended December 31, 2024 and 2023, respectively, which is included in General and administrative expense on the condensed consolidated statements of operations. The Company incurred participation costs of $1,995,058 and $0 for the three months ended December 31, 2024 and 2023, respectively. Further, the Company had accrued participation cost expenses of $1,995,058 as of December 31, 2024, which are presented in accrued expenses in the condensed consolidated balance sheet. The accrued participation costs are expected to be paid during the upcoming operating cycle.

Investments in Equity Securities

The Company accounts for its investments in equity securities without a readily determinable fair value at cost minus impairment in accordance with ASC 321, Investments-Equity Securities. Further, the Company will continue to recognize its investments without a readily determinable fair value at cost minus impairment until the investment does not qualify to be measured as such. To that extent, the Company will re-assess at the end of each reporting period whether the investment still qualifies to be recognized at cost minus impairment.

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. The Company did not recognize any impairments for the three and six months ended December 31, 2024 and 2023.

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of participation costs, personnel and related costs, including employee salaries, legal fees relating to corporate matters, accounting and audit related costs, insurance, corporate communications, information technology and related expenses.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

In addition, virtually the Company’s entire accounts receivable balance as of December 31, 2024 is with a single customer. However, the Company believes that the customer is in good credit standing and does not have reason to believe that there any collectability issues with the outstanding balance.

Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of December 31, 2024 and June 30, 2024, the Company had an accounts receivable balance of $6.6 million and $0 million, respectively. All amounts were deemed collectable as of December 31, 2024.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The reporting amount of cash represents fair value due to its liquid nature. Further, the stated amounts of related and non-related notes payable also represent fair value as the borrowings are issued at prevailing market rates. As of December 31, 2024 and June 30, 2024, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy outlined in ASC 820.

Related Party Disclosures

The Company discloses all related party transactions in accordance with the guidance in ASC 850, Related Party Disclosures. To that extent, amounts of related party transactions are stated on the face of the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows (as applicable).

Segment Reporting

The Company currently operates in a single operating segment. Operating segments are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“the CODM”). The Company’s CODM, which is its Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is currently movie film production.

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. The Company is not currently involved in any legal proceedings that could require either accrual or disclosure.

In addition to the stated interest rates on the loans, certain of our notes payable include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns.

During June of 2025, the Company received an OSHA complaint which was made against one of the Company’s wholly owned subsidiaries (i.e. “The Nutcracker”). The Company does not believe that there is any merit to the claim. Further, an estimate of the possible loss cannot be made at this time.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The Company does not expect the issued standard will have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to combined financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the new ASU will have on its combined financial statements.

NOTE 3 – FILM COSTS COMPONENTS

Components of production costs for films predominantly monetized on their own were as follows:

	As of
	December 31, 2024	June 30, 2024
Released	$-	$-
Completed and not released	-	-
In production	12,583,602	9,356,746
Preproduction	798,014	668,014
Total	$13,381,616	$10,024,760

NOTE 4 – DEPOSITS

As of December 31, 2024 and June 30, 2024, the Company held deposits of $1,708,232 and $854,390, respectively, with various film unions, in accordance with the requirements of collective bargaining agreements. These deposits are classified as non-current assets on the condensed consolidated balance sheets. The deposits are intended to secure the Company’s obligations for union-related benefits, including health and retirement contributions for eligible union members.

The deposits are refundable upon fulfillment of the Company’s obligations under the terms of the agreements or upon termination of the agreements. As of December 31, 2024 and June 30, 2024, the Company is in compliance with all applicable union requirements, and no deposits are subject to forfeiture. The Company monitors its compliance with these agreements on an ongoing basis to ensure all obligations are met.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

During June of 2023 the Company made a $2,000,000 equity investment in Casa Azul Spirits, LLC, a tequila Company incorporated in Delaware, which gave the Company a 5% ownership stake. As the Company neither controls nor has significant influence over the investee, we recognize our investment in accordance with ASC 321, Equity Securities. Further, as the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value (outlined in ASC 820-10), the Company recognizes its investments in Casa Azul at cost minus impairment.

The carrying amount of the investment in Casa Azul was $2,000,000 as of both December 31, 2024 and June 30, 2024. Further, the Company has not adjusted the cost of the investment, either upwards or downwards, since it made the initial investment. The Company considered the price per share disclosed in recent subscription agreements issued by Casa Azul in determining the carrying amount of the investment as of December 31, 2024.

NOTE 6 – NOTES PAYABLE AND RELATED PARTY LOANS

The Company enters into loan agreements with both related and non-related parties in order to fund their ongoing film production activities. To that extent, the Company had the following outstanding debt as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Current notes payable; Issued December 2023-January 2024; 15% stated interest rate; Due April 1, 2024 - in default	$1,590,000	$4,140,000
Current notes payable; Issued July 2024-September 2024; 10% stated interest rate; Due March 28, 2025	13,493	-
Current loan payable; Issued October 2024; 6.5% average interest rate; Due October 2025; net of deferred financing costs	3,479,017	-
Current notes payable; Issued September 2024; 20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility - in default	150,000	-
Current notes payable; Issued December 2023; 15% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility - in default	100,000	-
Non-current notes payable; Issued June 2023-May 2024; 15% stated interest rate; Due February 1, 2026	1,255,000	1,330,000
Non-current notes payable; Issued October 2024-December 2024; 10% stated interest rate; Due January 25, 2026	10,082,928	-
Non-current notes payable; Issued July 2024-October 2024; 15%-20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility	905,000	-
Non-current notes payable; Issued July 2024-September 2024; 15% stated interest rate; Due upon sale of film	125,000	-
Tax credit assignment loans; Issued January of 2024; Participation in future tax receivable; No stated interest rate or due date	750,000	750,000
Related party notes payable to a beneficial owner; Issued October-November of 2023; 15% stated interest rate; Due February 1, 2026 (refer to Note 8)	2,880,000	2,880,000
Related party notes payable to parent company; Issued at various dates; no stated interest rate or due date (refer to Note 8)	-	7,888,316
Total notes payable	21,330,438	16,988,316
Less current maturities	(5,332,510)	(4,890,000)
Total notes payable, non-current portion	$15,997,928	$12,098,316

As of December 31, 2024, certain notes totaling $1,690,000, were in technical default as a result of non-payment. However, per the terms of the notes, the default interest rate of 25% cannot be triggered unless a default notice is received from the lender(s). Additionally, $250,000 of notes were in default as a result of provisions in the respective note agreements requiring payment upon sale of a film, which has yet to be fulfilled by the Company. As of the date of the filing, $340,000 were still in default and bore an interest rate of 20% to 25%.

During the six months ended December 31, 2024, the Company entered into certain note agreements totaling $0.9 million. These notes bear interest at rates of 15% to 20%, and mature dependent upon factors related to future film sales or the closing of a senior debt facility.

On October 16, 2024 the Company entered into a one-year credit facility with total availability of $3.5 million. The full amount of $3.5 million has been drawn as of the date of these condensed consolidated financial statements with an approximate interest rate of 6.5%.

During the six months ended December 31, 2024, the Company issued notes payable totaling $0.3 million bearing an interest rate of 20%, due upon the earlier of a sale of a film or closing of a senior debt facility.

During the six months ended December 31, 2024, the Company issued approximately $15.4 million of notes payable bearing an interest rate of 10%.

During the six months ended December 31, 2024, the Company entered into certain note agreements totaling $61,064. These notes bear interest at a rate of 10%, and mature at dates through March 28, 2025. During the six months ended December 31, 2024, the Company repaid $47,571 of these notes.

During the six months ended December 31, 2024, the Company paid notes payable of approximately $6.0 million.

In addition to the stated interest rates on the loans, certain loans include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns. Additionally, certain of these notes are guaranteed by an individual who is a related party. To that extent, none of the participation features were triggered as of December 31, 2024. In addition, certain tax credit assignment loans totaling $750,000 were entered into during fiscal year 2024 whereby the lenders agreed to be paid (on a dollar per dollar basis) from the proceeds of a refundable tax credit related to the production of the Nutcracker film. While the tax credit was not received as of December 31, 2024, the Company expects to receive the credit in the near future and has therefore classified the tax assignment loans as current. In order to receive this tax credit, the Company must have an audit performed on the required financial information, which is currently in-process.

The Company had approximately $7.9 million in related party debt to its former parent company as of June 30, 2024. However, in accordance with the merger agreement all of the debt was forgiven as of the merger consummation date. The debt forgiveness was recognized as an increase to additional paid in capital. Upon settlement of the transaction an additional $0.2 million of liabilities were forgiven, resulting in total liability forgiveness of $8.1 million.

NOTE 7 – RELATED PARTY TRANSACTIONS

Rivulet Media, Inc.

As part of the merger transaction, the transferred entities had $7,888,316 of intercompany loans with Rivulet Media, Inc. as of June 30, 2024. The intercompany loans did not include a stated interest rate or due date. Further, as a result of the transaction, the loans were forgiven by Rivulet Media, Inc. as of the merger consummation date. Upon settlement of the transaction an additional $189,649 of liabilities were forgiven, resulting in total liability forgiveness of $8,077,965. The debt forgiveness was recognized as an increase to additional paid in capital.

Beneficial Owner

During the year ended June 30, 2024, the Company entered into a $2,880,000 note payable agreement with a certain beneficial owner of Rivulet Media, Inc. The notes are due on February 1, 2026 and have a stated interest rate of 15%. The balance of the loan was $2,880,000 as of December 31, 2024 and June 30, 2024.

Advances

During the six months ended December 31, 2024, the Company advanced funds to a person of Management at Rivulet Entertainment, Inc. in the amount of $171,376 which is included in other current assets on the condensed consolidated balance sheets. The advance bears no interest and has no stated maturity date.

NOTE 8 – REVERSE MERGER

During July of 2024, certain combined entities of Rivulet Media, Inc. entered into a reverse merger with Rivulet Entertainment, Inc. In accordance with ASC 805, Business Combinations, it was determined that the combined entities should be considered the accounting acquirer and Rivulet Entertainment, Inc. should be considered the accounting acquiree.

In determining the number of shares outstanding as of the merger completion date, the Company utilized the guidance in ASC 805-40, Reverse Acquisitions. Specifically, while the combined entities (that were transferred as part of the transaction) did not have any shares outstanding as of the merger date, the Company established an exchange ratio based on the number of shares issued by Rivulet Entertainment, Inc. to effectuate the merger divided by the number of shares outstanding of Rivulet Media, Inc. consolidated immediately prior to the merger as follows:

Number of shares issued to effectuate the merger	A	96,722,950
Rivulet Media inc. consolidated shares outstanding-pre merger	B	144,045,171
Exchange ratio	A/B	0.67

Further, for the recapitalization shares issued amount, the Company determined the implicit number of shares that Rivulet Media, Inc. would have had to issue in order to provide Rivulet Entertainment, Inc. with an approximate 12% interest in the combined company and multiplied that amount times the established exchange ratio as follows:

Gross implicit shares issued by Rivulet Media, inc.	A	19,320,000
Exchange ratio	B	0.67
Net implicit shares issued	A*B	12,972,926

NOTE 9 – SHAREHOLDERS’ EQUITY

As of December 31, 2024 the Company was authorized to issue multiple series of preferred stock, as outlined below. There were no preferred shares issued or outstanding as of December 31, 2024.

Series A Preferred Stock: (10,000,000 shares authorized; $0.001 par value):

The Series A Preferred stock had the following rights and privileges:

●	Are without voting powers on any matter presented to the common stockholders of the Company for their action or consideration. Series A stockholders are entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series A stock. Each Series A stock share shall have one (1) vote on matters relating to Series A stock.
●	May be subject to redemption at such time or times and at such prices determined by the Board of Directors;
●	Are entitled to receive dividends (which may be cumulative or non-cumulative) at 10% per annum payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock;
●	May have rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Are not convertible;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

Series B Preferred Stock: (10,000,000 shares authorized; $0.001 par value):

The Series B Preferred stock had the following rights and privileges:

●	Are entitled to vote on any matter presented to the common stockholders of the Company for their action or consideration. Each share of Series B Preferred shall have twenty-five (25) votes. Series B stockholders are also entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series B stock. Each Series B stock share shall have one (1) vote on matters relating to Series B stock.

●	May be subject to redemption at such time or times and at such prices as determined by the Board of Directors;
●	Are not entitled to receive dividends;
●	May have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Shall have the right to convert any or all of the Holders’ Series B stock into 25 fully paid and non-assessable shares of common stock for each share of Series B Preferred stock
●	May be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

Series C Preferred Stock: (2,500,000 shares authorized; $0.001 par value; face value of $0.60 per share):

The Series C Preferred stock had the following rights and privileges:

●	Shall be entitled to vote on any matter presented to the common stockholders of the Company for their action or consideration. Each share of Series C Preferred shall have one (1) vote. Series C stockholders are also entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series C stock. Each Series B stock share shall have one (1) vote on matters related to Series C stock.
●	May be subject to redemption at such time or times and at such prices as determined by the Board of Directors;
●	Are entitled to receive dividends of 10% per annum;
●	May have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Shall have the right to convert any or all of the holders’ Series C stock into one (1) fully paid and non-assessable share of common stock for each share of Series C Preferred stock and Series C Preferred shares shall automatically convert on the one for one basis after five (5) years from the date of purchase.
●	May be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated events and transactions subsequent to December 31, 2024 through the date these condensed consolidated financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

Film Rights Sale

Subsequent to December 31, 2024, the Company collected the remaining $6.6 million of accounts receivable related to film sale that occurred during the three months ended December 31, 2024.

Debt Payments

Payments on various notes payable of approximately $6.2 million were repaid subsequent to December 31, 2024.

Debt Issuance

Subsequent to December 31, 2024, the Company issued approximately $3.0 million of notes payable bearing interest at rates of 10% to 15%.

Litigation

During June of 2025, the Company received an OSHA complaint which was made against one of our wholly owned subsidiaries (i.e. “The Nutcracker”). The Company does not believe that there is any merit to the claim. Further, an estimate of the possible loss cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q. To that extent, the information discussed below solely reflects the results of the combined entities that were transferred as part of the agreement with Rivulet Entertainment, Inc. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

Liquidity and Capital Resources

The Company had notes payable, which were used to fund our film production, totaling $21,330,438 as of December 31, 2024. Further, the Company still has a $3,500,000 outstanding balance to Rivulet Media, inc. stemming from the merger transaction.

The Company will incur significant capital costs as it continues to produce feature length films, such as “The Dink”. In order to continue to produce films, the Company will need to raise funds through additional borrowings until such time as our operating revenues from the sale of films are sufficient to meet our cost structure, and ultimately provide profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

Going Concern

The Company had cash of $482,460 as of December 31, 2024, negative working capital of $5.3 million and stockholders’ deficit of $4.2 million. Further, during the six months ended December 31, 2024, the Company incurred a net loss of $3.6 million and cash flow used in operations of $11.9 million for the six month period ended December 31, 2024. As such, the Company concluded that there is substantial about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

	For the Six Months Ended December 31,
	2024	2023
Net (loss) income	$(3,626,595)	$(111,156)
Net cash flows provided by (used in) operating activities	(11,870,754)	(1,974,338)
Net cash flows provided by (used in) investing activities:	-	-
Net cash flows provided by (used in) financing activities:	12,251,493	1,971,675
Net change in cash	380,739	(2,663)
Cash, beginning of period	101,721	2,683
Cash, end of period	$482,460	$20

Operating Activities

Net cash used in operating activities was approximately $11.9 million for the six months ended December 31, 2024. Cash used in operating activities resulted from a net loss for the six months ended December 31, 2024 of approximately $3.6 million, a decrease in cash from changes in operating assets and liabilities of approximately $18.7 million and amortization of film costs of approximately $10.5 million. Film cost amortization is a non-cash expense and is a reconciling item between net loss and cash flow used in operations.

Net cash used in operating activities was approximately $2.0 million for the six months ended December 31, 2023. Cash used in operating activities resulted from net loss for the six months ended December 31, 2023 of approximately $0.1 million and a decrease in cash from changes in operating assets and liabilities of approximately $1.9 million.

Investing Activities

There were no investing activities during either the six months ended December 31, 2024 or 2023.

Financing Activities

Net cash provided by financing activities was approximately $12.3 million for the six months ended December 31, 2024 and consisted of proceeds from notes payable in the amount of approximately $18.3 million and payments on notes payable in the amount of approximately $6.0 million.

Net cash provided by financing activities was approximately $2.0 million for the six months ended December 31, 2023 and consisted of proceeds from notes payable in the amount of approximately $7.8 million and payments on notes payable in the amount of approximately $5.8 million.

Results of Operations

Our financial results for the three and six months ended December 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$10,000,000	$-	$10,000,000	$-
Film cost amortization	10,468,247	-	10,468,247	-
Gross margin	$(468,247)	$-	$(468,247)	$-

Operating Expense
General and administrative	$2,251,199	$8,392	$2,747,777	$111,156
Total operating expenses	$2,251,199	$8,392	$2,747,777	$111,156

Net loss before other income (expense)	(2,719,446)	(8,392)	(3,216,024)	(111,156)

Other income (expense)	$(303,785)	$(7,760)	$(410,571)	$-

Net (loss) income before income taxes	(3,023,231)	(16,152)	(3,626,595)	(111,156)
Income tax expense	-	-	-	-
Net (loss) income	$(3,023,231)	$(16,152)	$(3,626,595)	$(111,156)

For the Three Months Ended December 31, 2024 compared to the Three Months Ended December 31, 2023

Revenues

The Company recognized $10.0 million in revenues during the three months ended December 31, 2024 stemming from the sale of a film to a customer. There were no recognized revenues during the three months ended December 31, 2023. The increase in revenues recognized during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 was due to the sale of a film during the current year period for $10.0 million.

Cost of Service

Cost of service was $10.5 million for the three months ended December 31, 2024. The cost of service relates solely to the amortization of capitalized film costs. As the Company does not expect to generate additional revenues from the film the entire film cost balance was amortized and all of the necessary participation costs were accrued during the period. The Company did not incur any cost of service during the three months ended December 31, 2023.

General and Administrative

General and administrative expense for the three months ended December 31, 2024 and 2023 totaled $2,251,199 and $8,392, respectively. General and administrative costs for the three months ended December 31, 2024 of $2,251,199 consisted of participation costs of $1,995,058, professional fees of $146,612, payroll costs of $97,382, external communication costs of $5,425, travel, meals and entertainment costs of $2,959 and other expenses of $3,763.

General and administrative costs for the three months ended December 31, 2023 of $8,392 consisted of pre-production costs of $7,500 and other costs of $892.

 The increase in general and administrative for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 was primarily related to participation costs recognized in the amount of $1,995,058 in the current period, related to a film sale. The remainder of the increases were primarily due to general organizational ramp-up to administratively support the Company’s in-production and pre-production films.

Other (expense) income

For the three months ended December 31, 2024, other (expense) income totaled ($303,785) which consisted of interest expense of ($305,634) and other income of $1,849. For the three months ended December 31, 2023, other (expense) income consisted of other income of $7,760. The increase in other (expense) income was primarily related to the increase in notes payable during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.

For the Six Months Ended December 31, 2024 compared to the Six Months Ended December 31, 2023

Revenues

The Company recognized $10.0 million in revenues during the six months ended December 31, 2024. There were no recognized revenues during the six months ended December 31, 2023. The increase in revenues recognized during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023 was due to the sale of a film during the current year period for $10.0 million.

Cost of Service

Cost of service was $10.5 million for the six months ended December 31, 2024. The cost of service relates solely to the amortization of capitalized film. As the Company does not expect to generate additional revenues from the film the entire film cost balance was amortized and all of the necessary participation costs were accrued during the period. The Company did not incur any cost of service during the six months ended December 31, 2023.

General and Administrative

General and administrative expense for the six months ended December 31, 2024 and 2023 totaled $2,747,777 and $111,156, respectively. General and administrative costs for the six months ended December 31, 2024 of $2,747,777 consisted of participation costs of $1,995,058, professional fees of $345,223, music and musician expenses $87,275, travel & meals and entertainment of $94,557, payroll costs of $150,488, external communication of $39,771 and other expenses of $35,405.

General and administrative costs for the six months ended December 31, 2023 of $111,156 consisted of participation costs of $100,000, pre-production costs of $7,500 and other expenses of $3,396.

 The increase in general and administrative for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023 was primarily related to participation costs recognized in the amount of $1,995,058 in the current period, related to a film sale. The remainder of the increases were primarily due to general organizational ramp-up to administratively support the Company’s in-production and pre-production films.

Other (expense) income

For the six months ended December 31, 2024, other income (expense) totaled ($410,571) which consisted of interest expense of ($412,547) and other income of $1,976. For the six months ended December 31, 2023, other income (expense) totaled $0. The increase in other (expense) income was primarily related to the increase in notes payable during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.

Critical Accounting Estimates

Impairment of Capitalized Production Costs

The Company will test its unamortized production costs whenever events or changes in circumstances indicate that the fair value of a film may be less than its unamortized costs. If the Company determines that the fair value of a film is less than its unamortized production costs, then the unamortized capitalized costs for the film will be written down by the amount exceeding the film’s fair value. The unit of account for impairment testing is the individual film being produced and the fair value is determined using a discounted cash flow technique.

Recognition of Revenue from Contracts with Customers

The Company recognizes revenue from its contracts with customers in accordance with the core principle outlined in ASC 606, Revenue from Contracts with Customers. Specifically, “to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services”. To that extent, the Company recognizes revenue in accordance with the ASC Topic by applying the following five steps:

●	Step 1-Identify the contract(s) with a customer
●	Step 2-Identify the performance obligations in the contract
●	Step 3-Determing the transaction price
●	Step 4-Allocate the transaction price to the performance obligations in the contract
●	Step 5-Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s contracts with its customers currently contain a single performance obligation comprised of a license to motion picture rights. In accordance with ASC 606, the Company ( i.e. the “licensor”) has concluded that the license transfer should i) be considered functional intellectual property and ii) that customers (the “licensees” or “distributors”) are therefore granted a right to access of the Company’s intellectual property throughout the license period. As such, revenue is recognized at a point in time upon the Company’s delivery of the license to the licensee. The Company does not currently provide any form of extended payment terms to its customers and, as such, a fixed payment is typically received from the customer within 90 days after the license is transferred.

In determining the transaction price, the Company’s contracts with its customers do not include a significant financing component, non-cash consideration or consideration payable to the customer. However, the Company’s contracts typically will include sales-based or usage-based royalties that are triggered by the attainment of certain levels of box office receipts or video on demand (“VOD”) purchases. To that extent, in accordance with ASC 606-10-55, the Company will recognize the sales-based or usage-based royalties only when the later of the following events occur-a) the subsequent sale or usage occurs or b) the performance obligation to which the sales-based or usage-based royalty has been satisfied.

As it pertains to incremental costs of obtaining a contract, the Company does not incur any type of sales commissions.

Investments in Equity Securities

The Company accounts for its investments in equity securities without a readily determinable fair value at cost minus impairment in accordance with ASC 321, Investments-Equity Securities. Further, the Company will continue to recognize its investments without a readily determinable fair value at cost minus impairment until the investment does not qualify to be measured as such. To that extent, the Company will re-assess at the end of each reporting period whether the investment still qualifies to be recognized at cost minus impairment.

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. The Company did not recognize any impairments for the six months ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on its combined financial statements.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The Company does not expect the issued standard will have a material impact on its combined financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to combined financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the new ASU will have on its combined financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer/chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During June of 2025, the Company received an OSHA complaint which was made against one of our wholly owned subsidiaries (i.e. “The Nutcracker”). The Company does not believe that there is any merit to the claim. Further, an estimate of the possible loss cannot be made at this time.

Item 1A. Risk Factors

As a smaller reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

As of the date of this filing, the Company had defaulted on approximately $340,000 of principal amount of outstanding debt. The total arrearage as of the date of this filing was approximately $416,000, which includes both principal and interest.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit No.	Description
10.1	Nutcracker License Agreement
10.2	Genius Equity Notes Payable Agreement
10.3	Casa Azul Investment Agreement
31.1*	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rivulet Entertainment, Inc.

Date: August 14, 2025	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer and Interim Chief Financial Officer

