Form 10-Q
period 2025-03-31
Rivulet Entertainment, Inc.
filed 2025-09-10
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2025

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

As of September 10, 2025, 109,695,876 shares of common stock are issued and outstanding.

Rivulet Entertainment, Inc.

Form 10-Q

For the Quarter ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Rivulet Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2025	2024(2)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$100,633	$101,721
Accounts receivable, net	2,000,000	-
Prepaid expenses	191,578	47,044
Other current assets	555,504	-
Total current assets	$2,847,715	$148,765

NONCURRENT ASSETS
Film costs	$13,849,675	$10,024,760
Deposits	2,026,952	854,390
Equity investment	2,000,000	2,000,000
Total noncurrent assets	$17,876,627	$12,879,150

Total assets	$20,724,342	$13,027,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$259,190	$205,249
Accrued expenses	3,390,150	712,229
Related party loans, current	2,880,000	-
Notes payable, current	15,457,509	4,890,000
Other current liabilities	3,500,000	154,689
Total current liabilities	$25,486,849	$5,962,167

NONCURRENT LIABILITIES
Related party loans, non-current	-	10,768,316
Notes payable, non-current	-	1,330,000
Total noncurrent liabilities	$-	$12,098,316

Total liabilities	$25,486,849	$18,060,483

Commitments and contingencies (Note 2)

SHAREHOLDERS’ DEFICIT

Common stock, par value of $0.001; 547,500,000 shares authorized; 109,695,876 and 96,722,950 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively(1)	$109,696	$96,723
Additional paid-in capital	4,341,499	(96,723)
Accumulated deficit	(9,213,702)	(5,032,568)
Total shareholders’ deficit	$(4,762,507)	$(5,032,568)

Total liabilities & shareholders’ deficit	$20,724,342	$13,027,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, Inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024(2)	2025	2024(2)
Revenues	$-	$-	$10,000,000	$-
Production cost amortization	-	-	10,468,247	-
Gross margin	$-	$-	$(468,247)	$-
				.
Operating Expense
General and administrative	$326,385	$9,246	$3,074,162	$120,402
Total operating expenses	$326,385	$9,246	$3,074,162	$120,402

Net loss from operations	$(326,385)	$(9,246)	$(3,542,409)	$(120,402)

Other (expense) income
Other income	$136	$-	$2,112	$-
Interest expense	(228,290)	-	(640,837)	-
Other expense	$(228,154)	$-	$(638,725)	$-

Net loss before income taxes	$(554,539)	$(9,246)	$(4,181,134)	$(120,402)
Income tax expense	-	-	-	-
Net loss	$(554,539)	$(9,246)	$(4,181,134)	$(120,402)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Basic and diluted weighted average shares outstanding(1)	109,695,876	96,722,950	109,365,656	96,722,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Basic and diluted share information has been determined using the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock(1)		Additional	Accumulated
	Shares	Amount(2)	Paid-in Capital(2)	Deficit(2)	Total(2)
Balance, June 30, 2023	96,722,950	$96,723	$(96,723)	$(4,851,079)	$(4,851,079)
Net loss	-	-	-	(95,004)	(95,004)
Balance, September 30, 2023	96,722,950	$96,723	$(96,723)	$(4,946,083)	$(4,946,083)
Net loss	-	-	-	(16,152)	(16,152)
Balance, December 31, 2023	96,722,950	$96,723	$(96,723)	$(4,962,235)	$(4,962,235)
Net loss	-	-	-	(9,246)	(9,246)
Balance, March 31, 2024	96,722,950	$96,723	$(96,723)	$(4,971,481)	$(4,971,481)

Balance, June 30, 2024	96,722,950	$96,723	$(96,723)	$(5,032,568)	$(5,032,568)
Recapitalization	12,972,926	12,973	(3,639,743)	-	(3,626,770)
Related Party Debt Forgiveness	-	-	8,077,965	-	8,077,965
Net loss	-	-	-	(603,364)	(603,364)
Balance, September 30, 2024	109,695,876	$109,696	$4,341,499	$(5,635,932)	$(1,184,737)
Net loss	-	-	-	(3,023,231)	(3,023,231)
Balance, December 31, 2024	109,695,876	$109,696	$4,341,499	$(8,659,163)	$(4,207,968)
Net loss	-	-	-	(554,539)	(554,539)
Balance, March 31, 2025	109,695,876	$109,696	$4,341,499	$(9,213,702)	$(4,762,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024(1)
Cash flows from operating activities:
Net loss	$(4,181,134)	$(120,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	10,468,247	-
Change in operating assets and liabilities:
Accounts receivable	(2,000,000)	150,018
Prepaid expenses	(144,534)	(26,757)
Other current assets	(555,504)	-
Film costs	(14,293,162)	(8,691,674)
Deposits	(1,172,562)	(737,950)
Accounts payable	53,941	(26,016)
Accrued expenses	2,663,500	379,590
Other current liabilities	(91,810)	3,422,945
Net cash flows used in operating activities	(9,253,018)	(5,650,246)

Cash flows from investing activities:
Net cash flows provided by (used in) investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	19,287,501	11,469,197
Payments on notes payable	(10,035,571)	(5,821,159)
Net cash flows provided by financing activities:	9,251,930	5,648,038

Net change in cash	(1,088)	(2,208)
Cash, beginning of period	101,721	2,683
Cash, end of period	$100,633	$475

Supplemental disclosure of cash flow information:
Cash paid for interest	$590,265	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activity:
Debt forgiveness related to reverse merger transaction (Note 8)	$8,077,965	$-
Recapitalization	$(3,626,770)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction

Rivulet Entertainment, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For The Three and Nine Months Ended March 31, 2025

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

On July 7, 2024 (the “Closing Date”), Rivulet Entertainment, Inc. (“The Company” or “Rivulet”) completed its acquisition of certain wholly owned subsidiaries of Rivulet Media, Inc. In consideration for the acquisition of the entities, the Company agreed to transfer approximately $10 million and 97 million shares to the current owners of Rivulet Media, Inc. On May 19, 2025 the agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Furthermore, the conditions subject to closing and the default provisions were eliminated. As of the date of this filing, the Company has transferred $2,950,000 to the former owners of Rivulet Media, Inc. and had an outstanding balance of $3,500,000, which was classified as other current liabilities on the Company’s condensed consolidated Balance Sheets as of March 31, 2025. The transaction was accounted for as a reverse merger whereby the combined entities of Rivulet Media, Inc. were determined to be the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. was determined to be the accounting acquiree/legal acquirer. As such, the historical financial statements presented in the filing (for the period ended June 30, 2024 and for the three and nine months ended March 31, 2024) are those of the combined entities of Rivulet Media, Inc. that were transferred as part of the merger agreement.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2025, the results of its operations for the three and nine months ended March 31, 2025 and cash flows for the nine months ended March 31, 2025. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

These unaudited condensed consolidated financial statements do not include all required information under U.S. GAAP to be considered a complete set of financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT/A for the period ended June 30, 2024 filed with the Securities and Exchange Commission.

Principles of Consolidation

The Company evaluates the need to consolidate other entities based on the guidance set forth in ASC 810, Consolidation (“ASC 810”). To that extent, the Company will consolidate entities in which it has a controlling financial interest based on the guidance in the ASC topic. As of March 31, 2025, Rivulet Entertainment, Inc. consolidated included the following wholly owned subsidiaries:

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

Going Concern

The Company had cash of $100,633 as of March 31, 2025, negative working capital of $22.6 million and shareholders’ deficit of $4.8 million. Further, during the nine months ended March 31, 2025, the Company incurred a net loss of $4.2 million and cash flow used in operations of $9.3 million for the interim period ended March 31, 2025. As such, the Company concluded that there is substantial doubt its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

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

Amortization of Film Costs

As the Company’s films are monetized on their own, the Company amortizes film costs using the individual-film-forecast-computation method. Pursuant to that method, unamortized film costs as of the beginning of the current fiscal year are multiplied by the individual-film-forecast-computation method fraction. To that extent, the Company will begin amortization of capitalized film costs when a film is released, and it begins to recognize revenue from that film. The Company will review and revise its estimate of ultimate revenue as of each reporting date to reflect the most currently available information. Changes to the estimate of ultimate revenue, if any, are accounted for prospectively. Amortization of film costs is presented as production cost amortization on the face of the Company’s condensed consolidated statements of operations.

During the three and nine months ended March 31, 2025, the Company recognized approximately $0 and $10.5 million of production cost amortization, respectively, which is presented as production cost amortization in the Company’s condensed consolidated statements of operations. During the three and nine months ended March 31, 2024, the Company had no film cost amortization.

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

The Company’s contracts with its customers currently contain a single performance obligation comprised of a license to motion picture rights. In accordance with ASC 606, the Company ( i.e. the “licensor”) has concluded that the license transfer should i) be considered functional intellectual property and ii) that customers (the “licensees” or “distributors”) are therefore granted a right to use the Company’s intellectual property as it exists at the point in time at which the license is granted. As such, revenue is recognized at a point in time upon the Company’s delivery of the license to the licensee. The Company does not currently provide any form of extended payment terms to its customers and, as such, a fixed payment is typically received from the customer within 90 days after the license is transferred.

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

During the three and nine months ended March 31, 2025 the Company sold film rights to a customer in the amount of $0 and $10.0 million, respectively. The Company concluded that the sale represented the transfer of a functional license to the customer and that it had satisfied all of its performance obligations stemming from the agreement during the period. As such, the entire $10.0 million fixed sale price was recognized as revenue during the period. The Company does not expect to generate additional revenues from the film.

Exploitation and Participation Costs

The Company accounts for advertising costs in accordance with ASC 720-35, Other Expenses-Advertising Costs. All other direct costs incurred in connection with the distribution of a film are expensed as incurred. In addition, the Company will begin to accrue (expense) participation costs when i) a film is released and ii) it begins to recognize revenue from the film. Participation costs are accrued (expensed) using the individual-film-forecast-computation method. The Company incurred participation costs of $1,995,058 and $100,000 for the nine months ended March 31, 2025 and 2024, respectively, which is included in General and administrative expense on the condensed consolidated statements of operations. The Company incurred no participation costs for the three months ended March 31, 2025 and 2024, respectively. Further, the Company had accrued participation cost expenses of $1,595,058 as of March 31, 2025, which are presented in accrued expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company paid $400,000 of participation costs. The remaining accrued participation costs are expected to be paid during the upcoming operating cycle.

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

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. The Company did not recognize any impairments for the three and nine months ended March 31, 2025 and 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

In addition, the Company’s entire accounts receivable balance as of March 31, 2025 is with a single customer. However, the Company believes that the customer is in good credit standing and does not have reason to believe that there are any collectability issues with the outstanding balance.

Accounts Receivable

Accounts receivable, net of the allowance for doubtful accounts, represent their estimated net realizable value, which approximates fair value. Provisions for doubtful accounts are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of March 31, 2025 and June 30, 2024, the Company had an accounts receivable balance of $2.0 million and $0, respectively. All amounts were deemed collectable as of March 31, 2025.

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

The reporting amount of cash represents fair value due to its liquid nature. Further, the stated amounts of related and non-related notes payable also represent fair value as the borrowings are issued at prevailing market rates. As of March 31, 2025 and June 30, 2024, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy outlined in ASC 820.

Related Party Disclosures

The Company discloses all related party transactions in accordance with the guidance in ASC 850, Related Party Disclosures. To that extent, amounts of related party transactions are stated on the face of the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows (as applicable).

Segment Reporting

The Company currently operates in a single operating segment. Operating segments are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“the CODM”). The Company’s CODM, which is its Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is currently movie film production. The CODM primarily evaluates cash flow from operations and overall liquidity to determine its ability to deliver its picture films.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to combined financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the new ASU will have on its consolidated financial statements.

NOTE 3 – FILM COSTS COMPONENTS

Components of production costs for films predominantly monetized on their own were as follows:

	As of
	March 31, 2025	June 30, 2024
Released	$-	$-
Completed and not released	-	-
In production	13,051,661	9,356,746
Preproduction	798,014	668,014
Total	$13,849,675	$10,024,760

NOTE 4 – DEPOSITS

As of March 31, 2025 and June 30, 2024, the Company held deposits of $2,026,952 and $854,390, respectively, with various film unions, in accordance with the requirements of collective bargaining agreements. These deposits are classified as non-current assets on the condensed consolidated balance sheets. The deposits are intended to secure the Company’s obligations for union-related benefits, including health and retirement contributions for eligible union members.

The deposits are refundable upon fulfillment of the Company’s obligations under the terms of the agreements or upon termination of the agreements. As of March 31, 2025 and June 30, 2024, the Company is in compliance with all applicable union requirements, and no deposits are subject to forfeiture. The Company monitors its compliance with these agreements on an ongoing basis to ensure all obligations are met.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

During June of 2023 the Company made a $2,000,000 equity investment in Casa Azul Spirits, LLC, a tequila Company incorporated in Delaware, which gave the Company a 5% ownership stake. As the Company neither controls nor has significant influence over the investee, it recognizes its investment in accordance with ASC 321, Equity Securities. Further, as the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value (outlined in ASC 820-10), the Company recognizes its investments in Casa Azul at cost minus impairment.

The carrying amount of the investment in Casa Azul was $2,000,000 as of both March 31, 2025 and June 30, 2024. Further, the Company has not adjusted the cost of the investment, either upwards or downwards, since it made the initial investment. The Company considered the price per share disclosed in recent subscription agreements issued by Casa Azul in determining the carrying amount of the investment as of March 31, 2025.

NOTE 6 – NOTES PAYABLE AND RELATED PARTY LOANS

The Company enters into loan agreements with both related and non-related parties in order to fund their ongoing film production activities. To that extent, the Company had the following outstanding debt as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Current notes payable; Issued December 2023-January 2024; 15% stated interest rate; Due April 1, 2024 - in default	$190,000	$4,140,000
Current notes payable; Issued July 2024-September 2024; 10% stated interest rate; Due March 28, 2025 - in default	13,493	-
Current loan payable; Issued October 2024; 6.5% average interest rate; Due October 2025; net of deferred financing costs	3,485,539	-
Current notes payable; Issued September 2024; 20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility - in default	150,000	-
Current notes payable; Issued June 2023-May 2024; 15% stated interest rate; Due February 1, 2026	1,255,000	1,330,000
Current notes payable; Issued October 2024-December 2024; 10% stated interest rate; Due January 25, 2026	8,483,477	-
Current notes payable; Issued July 2024-March 2025; 10%-20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility	1,005,000	-
Current notes payable; Issued July 2024-September 2024; 15% stated interest rate; Due upon sale of film	125,000	-
Tax credit assignment loans; Issued January of 2024; Participation in future tax receivable; No stated interest rate or due date	750,000	750,000
Related party notes payable to a beneficial owner; Issued October-November of 2023; 15% stated interest rate; Due February 1, 2026 (refer to Note 8)	2,880,000	2,880,000
Related party notes payable to parent company; Issued at various dates; no stated interest rate or due date (refer to Note 8)	-	7,888,316
Total notes payable	18,337,509	16,988,316
Less current maturities	(18,337,509)	(4,890,000)
Total notes payable, non-current portion	$-	$12,098,316

As of March 31, 2025, certain notes totaling $1,690,000, were in technical default as a result of non-payment. However, per the terms of the notes, the default interest rate of 25% cannot be triggered unless a default notice is received from the lender(s). Additionally, approximately $353,000 of notes were in default as a result of provisions in the respective note agreements requiring payment upon sale of a film, which has yet to be fulfilled by the Company. As of the date of the filing, $353,000 were still in default and bore an interest rate of 20% to 25%.

During the nine months ended March 31, 2025, the Company entered into certain note agreements totaling $1.0 million. These notes bear interest at rates of 10% to 20%, and mature dependent upon factors related to future film sales or the closing of a senior debt facility.

On October 16, 2024 the Company entered into a one-year credit facility with total availability of $3.5 million. The full amount of $3.5 million has been drawn as of the date of these condensed consolidated financial statements with an approximate interest rate of 6.5%.

During the nine months ended March 31, 2025, the Company issued notes payable totaling $0.4 million bearing an interest rate of 20%, due upon the earlier of a sale of a film or closing of a senior debt facility.

During the nine months ended March 31, 2025, the Company issued approximately $16.0 million of notes payable bearing an interest rate of 10%.

During the nine months ended March 31, 2025, the Company entered into certain note agreements totaling $61,064. These notes bear interest at a rate of 10%, and mature at dates through March 28, 2025. During the nine months ended March 31, 2025, the Company repaid $47,571 of these notes. The remaining balance of $13,493 is in default as of March 31, 2025.

During the nine months ended March 31, 2025, the Company paid notes payable of approximately $10.0 million.

In addition to the stated interest rates on the loans, certain loans include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns. Additionally, certain of these notes are guaranteed by an individual who is a related party. To that extent, none of the participation features were triggered as of March 31, 2025. In addition, certain tax credit assignment loans totaling $750,000 were entered into during fiscal year 2024 whereby the lenders agreed to be paid (on a dollar per dollar basis) from the proceeds of a refundable tax credit related to the production of the Nutcracker film. While the tax credit was not received as of March 31, 2025, the Company expects to receive the credit in the near future and has therefore classified the tax assignment loans as current. In order to receive this tax credit, the Company must have an audit performed on the required financial information, which is currently in-process.

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

Beneficial Owner

During the year ended June 30, 2024, the Company entered into a $2,880,000 note payable agreement with a certain beneficial owner of Rivulet Media, Inc. The notes are due on February 1, 2026 and have a stated interest rate of 15%. The balance of the loan was $2,880,000 as of March 31, 2025 and June 30, 2024.

Advances

During the nine months ended March 31, 2025, the Company advanced funds to a person of Management at Rivulet Entertainment, Inc. in the amount of $249,139 which is included in other current assets on the condensed consolidated balance sheets. The advance bears no interest and has no stated maturity date.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

As of March 31, 2025 the Company was authorized to issue multiple series of preferred stock, as outlined below. There were no preferred shares issued or outstanding as of March 31, 2025.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated events and transactions subsequent to March 31, 2025 through the date these condensed consolidated financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

Film Rights Sale

Subsequent to March 31, 2025, the Company collected the remaining $2.0 million of accounts receivable related to film sale that occurred during the nine months ended March 31, 2025.

Debt Payments

Payments on various notes payable of approximately $2.3 million were repaid subsequent to March 31, 2025.

Debt Issuance

Subsequent to March 31, 2025, the Company issued approximately $2.7 million of notes payable bearing interest at rates of 10% to 15%.

Litigation

During June of 2025, the Company received an OSHA complaint which was made against one of its wholly owned subsidiaries (i.e. “The Nutcracker”). The Company does not believe that there is any merit to the claim. Further, an estimate of the possible loss cannot be made at this time.

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

Liquidity and Capital Resources

The Company had notes payable, which were used to fund our film production, totaling $18,337,509 as of March 31, 2025. Further, the Company still has a $3,500,000 outstanding balance to Rivulet Media, inc. stemming from the merger transaction.

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

Going Concern

The Company had cash of $100,633 as of March 31, 2025, negative working capital of $22.6 million and shareholders’ deficit of $9.2 million. Further, during the nine months ended March 31, 2025, the Company incurred a net loss of $4.2 million and cash flow used in operations of $9.3 million for the nine month period ended March 31, 2025. As such, the Company concluded that there is substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

	For the Nine Months Ended March 31,
	2025	2024
Net (loss) income	$(4,181,134)	$(120,402)
Net cash flows provided by (used in) operating activities	(9,253,018)	(5,650,246)
Net cash flows provided by (used in) investing activities:	-	-
Net cash flows provided by (used in) financing activities:	9,251,930	5,648,038
Net change in cash	(1,088)	(2,208)
Cash, beginning of period	101,721	2,683
Cash, end of period	$100,633	$475

Operating Activities

Net cash used in operating activities was approximately $9.3 million for the nine months ended March 31, 2025. Cash used in operating activities resulted from a net loss for the nine months ended March 31, 2025 of approximately $4.2 million, a decrease in cash from changes in operating assets and liabilities of approximately $15.5 million and amortization of film costs of approximately $10.5 million. Film cost amortization is a non-cash expense and is a reconciling item between net loss and cash flow used in operations.

Net cash used in operating activities was approximately $5.6 million for the nine months ended March 31, 2024. Cash used in operating activities resulted from net loss for the nine months ended March 31, 2024 of approximately $0.1 million and a decrease in cash from changes in operating assets and liabilities of approximately $5.5 million.

Investing Activities

There were no investing activities during either the nine months ended March 31, 2025 or 2024.

Financing Activities

Net cash provided by financing activities was approximately $9.3 million for the nine months ended March 31, 2025 and consisted of proceeds from notes payable in the amount of approximately $19.3 million and payments on notes payable in the amount of approximately $10.0 million.

Net cash provided by financing activities was approximately $5.6 million for the nine months ended March 31, 2024 and consisted of proceeds from notes payable in the amount of approximately $11.5 million and payments on notes payable in the amount of approximately $5.8 million.

Results of Operations

Our financial results for the three and nine months ended March 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$-	$-	$10,000,000	$-
Film cost amortization	-	-	10,468,247	-
Gross margin	$-	$-	$(468,247)	$-

Operating Expense
General and administrative	$326,385	$9,246	$3,074,162	$120,402
Total operating expenses	$326,385	$9,246	$3,074,162	$120,402

Net loss before other income (expense)	(326,385)	(9,246)	(3,542,409)	(120,402)

Other income (expense)	$(228,154)	$-	$(638,725)	$-

Net (loss) income before income taxes	(554,539)	(9,246)	(4,181,134)	(120,402)
Income tax expense	-	-	-	-
Net (loss) income	$(554,539)	$(9,246)	$(4,181,134)	$(120,402)

For the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Revenues

The Company recognized no revenues during the three months ended March 31, 2025 or three months ended March 31, 2024.

Cost of Service

Cost of service was $0 for the three months ended March 31, 2025 and 2024. Cost of service relates solely to the amortization of capitalized film costs.

General and Administrative

General and administrative expense for the three months ended March 31, 2025 and 2024 totaled $326,385 and $9,246, respectively. General and administrative costs for the three months ended March 31, 2025 of $326,385 consisted of professional fees of $116,632, payroll costs of $100,720, office expenses of $31,397, external communication costs of $13,461, travel, meals and entertainment costs of $1,223 and other expenses of $62,952.

General and administrative costs for the three months ended March 31, 2024 of $9,246 consisted of bank charges of $6,577 and other costs of $2,669.

The increase in general and administrative for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily related to general organizational ramp-up to administratively support the Company’s in-production and pre-production films.

Other (expense) income

For the three months ended March 31, 2025, other (expense) income totaled $228,154 which consisted of interest expense of $228,290 and other income of $136. For the three months ended March 31, 2024, other (expense) income was $0. The increase in other (expense) income was primarily related to the increase in notes payable during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Portions of our interest costs related to notes payable are capitalized in accordance with Accounting Standards Codification (“ASC”) 926, Entertainment-Films and therefore are expensed through the amortization of capitalized film costs. For the three months ended March 31, 2025 and 2024, the Company capitalized $0.3 million of interest expense to film costs related to various picture film productions.

For the Nine Months Ended March 31, 2025 compared to the Nine Months Ended March 31, 2024

Revenues

The Company recognized $10.0 million in revenues during the nine months ended March 31, 2025. There were no recognized revenues during the nine months ended March 31, 2024. The increase in revenues recognized during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 was due to the sale of a film during the current year period for $10.0 million.

Cost of Service

Cost of service was $10.5 million for the nine months ended March 31, 2025. The cost of service relates solely to the amortization of capitalized film. As the Company does not expect to generate additional revenues from the film the entire film cost balance was amortized and all of the necessary participation costs were accrued during the period. The Company did not incur any cost of service during the nine months ended March 31, 2024.

General and Administrative

General and administrative expense for the nine months ended March 31, 2025 and 2024 totaled $3,074,162 and $120,402, respectively. General and administrative costs for the nine months ended March 31, 2025 of $3,074,162 consisted of participation costs of $1,995,058, professional fees of $461,855, music and musician expenses $87,275, travel & meals and entertainment of $95,780, payroll costs of $251,208, external communication of $53,232 and other expenses of $129,754.

General and administrative costs for the nine months ended March 31, 2024 of $120,402 consisted of participation costs of $100,000, pre-production costs of $7,500 and other expenses of $12,902.

The increase in general and administrative for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 was primarily related to participation costs recognized in the amount of $1,995,058 in the current period, related to a film sale. The remainder of the increases were primarily due to general organizational ramp-up to administratively support the Company’s in-production and pre-production films.

Other (expense) income

For the nine months ended March 31, 2025, other income (expense) totaled $638,725 which consisted of interest expense of $640,837 and other income of $2,112. For the nine months ended March 31, 2024, other income (expense) totaled $0. The increase in other (expense) income was primarily related to the increase in notes payable during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. Portions of our interest costs related to notes payable are capitalized in accordance with Accounting Standards Codification (“ASC”) 926, Entertainment-Films and therefore are expensed through the amortization of capitalized film costs. For the nine months ended March 31, 2025 and 2024, the Company capitalized $1.5 million and $0.4 million of interest expense to film costs related to various picture film productions.

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

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. The Company did not recognize any impairments for the nine months ended March 31, 2025 and 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer/chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

As of the date of this filing, the Company had defaulted on approximately $353,000 of principal amount of outstanding debt. The total arrearage as of the date of this filing was approximately $420,000, which includes both principal and interest.

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

Rivulet Entertainment, Inc.

Date: September 10, 2025	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer and Interim Chief Financial Officer

