Form 10-K
period 2025-06-30
Rivulet Entertainment, Inc.
filed 2025-10-15
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recent completed second fiscal quarter was approximately [$2,838,803] based upon the last reported sales price on the OTC for such date. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 13, 2025, a total of 109,695,876 shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Rivulet Entertainment, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1. Business

General Overview

Rivulet Entertainment, Inc. (the “Company”, “we” or “us”), is an independent studio engaged in the production, distribution and marketing of star driven commercial feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales. The Company also provides music production. Upon completion of production, the Company expects to receive initial revenues from domestic and foreign distribution contracts headquartered in Scottsdale, Arizona.

As disclosed in our Form 8-K filed with the SEC on May 5, 2024, the Company merged into its wholly owned subsidiary with the Company surviving and operating under its subsidiary’s name. The effective date of the name change was July 12, 2024 whereby the Company’s name was changed from Advanced Voice Recognition Systems, Inc. to Rivulet Entertainment, Inc. All references to the Company in this filing have been updated to reflect the name change.

On July 7, 2024 (the “Closing Date”), Rivulet Entertainment, Inc. (“The Company” or “Rivulet”) completed its acquisition of certain wholly owned subsidiaries of Rivulet Media, Inc. In consideration for the acquisition of the entities, the Company agreed to transfer approximately $10 million and 97 million shares to the current owners of Rivulet Media, Inc. On May 19, 2025 the agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Furthermore, the conditions subject to closing and the default provisions were eliminated. As of the date of this filing, the Company has transferred $2,950,000 to the former owners of Rivulet Media, Inc. and had an outstanding balance of $3,500,000, which was classified as other current liabilities on the Company’s consolidated balance sheets as of June 30, 2025. The transaction was accounted for as a reverse asset acquisition whereby the combined entities of Rivulet Media, Inc. were determined to be the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. was determined to be the accounting acquiree/legal acquirer. As such, the comparative financial statements presented in the filing (for the period ended June 30, 2024) are those of the combined entities of Rivulet Media, Inc. that were transferred as part of the merger agreement.

Industry Overview

The film industry, is a global business encompassing the creation, distribution, and exhibition of movies, involving various stages like development, pre-production, production, post-production, and distribution, with major players including studios, independent producers, and streaming platforms, all working to bring films to audiences through theatrical release and other viewing platforms like streaming services; essentially, it’s a multifaceted industry focused on producing and delivering visual content for entertainment purposes, generating significant revenue through box office sales and other distribution channels.

Principal Proposed Products or Services

Rivulet Entertainment Enterprise Solutions

The independent film industry, also known as “indie cinema”, is made up of films that are produced outside of the major film studio system. Independent films are known for their unique narratives, unconventional themes, and distinct storytelling methods. The Company will have lower budgets than mainstream films and are characterized by a focus on creative expression and artistic vision over commercial appeal.

Market

The film industry is expected to grow in the coming years, with the global market projected to reach $182.23 billion by 2031. Global Movies and Entertainment Market size was valued at over $100 billion in 2023 and is poised to grow. The independent film industry is in a healthy position, with independent box office receipts outpacing studio productions for the third year in a row.

Another recent development in the independent film industry include a strong recovery in Box office revenue in 2023. Independent films are finding success by targeting a diverse audience. Social media platforms like Instagram, Facebook, and TikTok can be used to build buzz around a film and engage with audiences. The availability of streaming platforms and their superior sound quality is contributing to the growth of the market.

Intellectual Property

Intellectual property (“IP”) refers to creations of the mind, such as inventions; literary and artistic works; designs; and symbols, names and images used in commerce.

Research and Development

We did not incur any expense for research and development activities during the twelve months ended June 30, 2025 and 2024.

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

Not applicable

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

As Mr. Geldenhuys is the sole director and the Company has minimal employees, he is made aware of relevant cybersecurity risks and related updates on an ongoing and real-time basis. To that extent, there have been no critical or time sensitive cybersecurity updates thus far.

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

Item 2. Properties

Our principal executive offices are located at 7659 E. Wood Drive, Scottsdale, Arizona and are provided to us free of charge by Diana Jakowchuk, our Secretary and Treasurer.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing on June 19, 2008, our common stock has been quoted on the OTC under the symbol “AVOI” (currently “RIVF”). The following table sets forth the high and low bid prices per share of our common stock for the first two quarterly periods in our fiscal year 2025 and in all quarterly periods for fiscal year 2024. These prices represent inter-dealer quotation without retail markup, markdown or commission and may not necessarily represent actual transactions. Currently, there is not established public trading market for our common shares and, as such, no information has been provided for the last two quarterly periods in fiscal year 2025.

	High	Low
Three Months Ended December 31, 2024	0.80	0.35
Three Months Ended September 30, 2024	0.85	0.35
Three Months Ended June 30, 2024	2.99	0.47
Three Months Ended March 31, 2024	0.90	0.32
Three Months Ended December 31, 2023	0.99	0.40
Three Months Ended September 30, 2023	1.89	0.30

Holders

As of October 13, 2025, we have approximately 635 holders of record of our common stock and 109,695,876 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, whose shares is held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable

Transfer Agent and Registrar

Our transfer agent and registrar is Pacific Stock Transfer Company 6725 Via Austi Pkwy Ste 300, Las Vegas, NV 89119.

Unregistered Sales of Equity Securities

During March of 2024, the Company sold 7.5 million shares for gross proceeds of approximately $3 million. The shares were issued under Rule 506(c) of the Securities Act of 1933 and were sold to certain accredited investors. The proceeds from the sale were used to purchase certain entities from Rivulet Media as part of the merger transaction.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. To that extent, the information discussed below solely reflects the results of the combined entities that were transferred as part of the agreement with Rivulet Entertainment, Inc. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document.

RESULTS OF OPERATIONS

For the Twelve Months Ended June 30, 2025 and June 30, 2024

Our financial results for the twelve months ended June 30, 2025 and 2024 are summarized as follows:

	For the Twelve Months Ended June 30,
	2025	2024
Revenues	$10,000,000	$60,000
Production cost amortization	10,468,345	-
Gross margin	$(468,345)	$60,000

Operating Expense
General and administrative	$3,562,474	$241,489
Total operating expenses	$3,562,474	$241,489

Net loss before other income (expense)	(4,030,819)	(181,489)

Other income (expense)	$(1,889,081)	$-

Net (loss) income before income taxes	(5,919,900)	(181,489)
Income tax expense	-	-
Net (loss) income	$(5,919,900)	$(181,489)

Revenues

The Company recognized $10.0 million and $60,000 in revenues during the twelve months ended June 30, 2025 and 2024, respectively. The increase in revenues recognized during the twelve months ended June 30, 2025 as compared to the twelve months ended June 30, 2024 was due to the sale of a film during the current year for $10.0 million.

Film Cost Amortization

Film cost amortization was approximately $10.5 million for the twelve months ended June 30, 2025. Film cost amortization relates solely to the amortization of capitalized film costs. As the Company does not expect to generate additional revenues from the film the entire capitalized film cost balance was amortized, in accordance with ASC 926 - Individual Film Forecast Computation. The Company did not incur any film cost amortization during the twelve months ended June 30, 2024.

General and Administrative

General and administrative expense for the twelve months ended June 30, 2025 and 2024 totaled $3,562,474 and $241,489, respectively. General and administrative costs for the twelve months ended June 30, 2025 of $3,562,474 consisted of participation costs of $1,995,058, professional fees of $899,599, music and musician expenses $87,275, travel & meals and entertainment of $100,824, payroll costs of $277,967, external communication of $61,760 and other expenses of $131,991.

General and administrative costs for the twelve months ended June 30, 2024 of $241,189 consisted of participation costs of $100,000, professional fees of $121,347, pre-production costs of $7,500 and other expenses of $12,642.

The increase in general and administrative for the twelve months ended June 30, 2025 as compared to the twelve months ended June 30, 2024 was primarily related to participation costs recognized in the amount of $1,995,058 in the current period, related to a film sale. The remainder of the increases were primarily due to general organizational ramp-up to administratively support the Company’s in-production and pre-production films.

Other (expense) income

For the twelve months ended June 30, 2025, other expense totaled $1,889,081 which consisted of interest expense of $891,330, impairment of an investment made in a private company of $1,000,000 and other income of $2,249. For the twelve months ended June 30, 2024, other income (expense) totaled $0. The increase in other (expense) income was primarily related to the increase in notes payable during the twelve months ended June 30, 2025 as compared to the twelve months ended June 30, 2024 and the $1.0 million impairment recognized during the twelve months ended June 30, 2025. Portions of our interest costs related to notes payable are capitalized in accordance with Accounting Standards Codification (“ASC”) 926, Entertainment-Films and therefore are expensed through the amortization of capitalized film costs. For the twelve months ended June 30, 2025 and 2024, the Company capitalized $1.8 million and $0.7 million of interest expense to film costs related to various picture film productions.

LIQUIDITY AND CAPITAL RESOURCES

The Company will incur significant capital costs as it continues to produce feature length films, such as “The Dink”. In order to continue to produce films, the Company will need to raise funds through additional borrowings and equity until such time as our operating revenues from the sale of films are sufficient to meet our cost structure, and ultimately provide profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

The Company had notes payable, which were used to fund our film production, totaling $20,169,282 as of June 30, 2025. Further, the Company still has a $3,500,000 outstanding balance to Rivulet Media, inc. stemming from the merger transaction.

Going Concern

The Company had cash of $128,089 as of June 30, 2025, negative working capital of approximately $23.4 million and accumulated deficit of approximately $11.0 million. Further, during the twelve months ended June 30, 2025, the Company incurred a net loss of approximately $5.9 million and cash flow used in operations of approximately $11.0 million for the twelve months ended June 30, 2025. As such, the Company concluded that there is substantial about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

	For the Twelve Months Ended June 30,
	2025	2024
Net loss	$(5,919,900)	$(181,489)
Net cash flows used in operating activities	(10,976,200)	(9,456,373)
Net cash flows provided by financing activities	11,002,568	9,555,411
Net change in cash	26,368	99,038
Cash, beginning of period	101,721	2,683
Cash, end of period	$128,089	$101,721

Operating Activities

Net cash used in operating activities was approximately $11.0 million for the twelve months ended June 30, 2025. Cash used in operating activities resulted from a net loss for the twelve months ended June 30, 2025 of approximately $5.9 million, a decrease in cash from changes in operating assets and liabilities of approximately $16.5 million offset by amortization of film costs of approximately $10.5 million and impairment of investment in a private company of $1.0 million. Film cost amortization is a non-cash expense and is a reconciling item between net loss and cash flow used in operations.

Net cash used in operating activities was approximately $9.5 million for the twelve months ended June 30, 2024. Cash used in operating activities resulted from net loss for the twelve months ended June 30, 2024 of approximately $0.2 million and a decrease in cash from changes in operating assets and liabilities of approximately $9.3 million.

Investing Activities

There were no investing activities during either the twelve months ended June 30, 2025 or 2024.

Financing Activities

Net cash provided by financing activities was approximately $11.0 million for the twelve months ended June 30, 2025 and consisted of proceeds from notes payable in the amount of approximately $21.7 million and payments on notes payable in the amount of approximately $10.7 million.

Net cash provided by financing activities was approximately $9.6 million for the twelve months ended June 30, 2024 and consisted of proceeds from notes payable in the amount of approximately $9.6 million.

CRITICAL ACCOUNTING ESTIMATES

Impairment of Capitalized Film Costs

The Company will test its unamortized film costs whenever events or changes in circumstances indicate that the fair value of a film may be less than its unamortized costs. If the Company determines that the fair value of a film is less than its unamortized film costs, then the unamortized capitalized costs for the film will be written down by the amount exceeding the film’s fair value. The unit of account for impairment testing is the individual film being produced and the fair value is determined using a discounted cash flow technique.

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

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. During the twelve months ended June 30, 2025, the Company recognized a $1.0 million impairment on its original $2.0 million investment, resulting in a carrying value of $1.0 million as of June 30, 2025. The Company did not recognize any impairment for the twelve months ended June 30, 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard as of July 1, 2024. The adoption of ASU 2023-07 did not materially impact the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rivulet Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rivulet Entertainment, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended June 30 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

Accounting for Reverse Merger Transaction

As described in Note 9 to the Company’s financial statements, during the year ended June 30, 2025, the Company completed a reverse merger transaction in which Rivulet Entertainment Inc. issued shares of its common stock to acquire certain subsidiaries which consolidated formed Rivulet Media, Inc. In accordance with ASC 805-40, Business Combinations – Reverse Acquisitions, management determined that Rivulet Media, Inc. is the accounting acquirer and Rivulet Entertainment, Inc. is the legal acquirer, resulting in the transaction being accounting for as a reverse recapitalization rather than a business combination. Accordingly, the assets and liabilities of Rivulet Entertainment, Inc. were recorded at their historical carrying values, and the equity structure was retroactively restated to reflect that of Rivulet Entertainment, Inc.

We identified the Company’s accounting for the reverse merger transaction as a critical audit matter. The principal considerations for our determination of this critical audit matter were management’s judgements in determining the accounting acquirer in accordance with the criteria in ASC 805-10-55, assessing whether the transaction met the definition of a business combination or a reverse recapitalization, and determining the appropriate presentation and disclosure of the recapitalized equity structure, including additional-paid-in-capital adjustments. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained the asset purchase agreement and all related stock issuance, and merger documents and performed the following procedures.

-	Reviewed APA agreement for all relevant terms.

-	Obtained management’s memo on the accounting treatment for the transaction, read and evaluated whether management’s conclusions and accounting treatment were appropriate

-	Evaluated management’s analysis on determining the accounting acquirer, and whether the legal acquirer met the definition of a business

-	Obtained management’s memo on the equity recapitalization, read and evaluated whether management’s conclusions and accounting treatment were appropriate

-	Tested management’s computation of the recapitalization adjustments to common stock and additional-paid-in-capital.

-	Evaluated the adequacy of the Company’s disclosures in the financial statements regarding the nature, accounting treatment, and impact of the reverse merger.

We have served as the Company’s auditor since 2024.

PCAOB Firm ID #6920
Tampa, Florida
October 15, 2025

Rivulet Entertainment, Inc.

Consolidated Balance Sheets

	As of June 30,
	2025	2024(2)

ASSETS
CURRENT ASSETS
Cash	$128,089	$101,721
Accounts receivable, net	1,999,979	-
Prepaid expenses	24,983	47,044
Other current assets	778,530	-
Total current assets	$2,931,581	$148,765

NONCURRENT ASSETS
Film costs	$15,013,594	$10,024,760
Deposits	866,440	854,390
Equity investment	1,000,000	2,000,000
Total noncurrent assets	$16,880,034	$12,879,150

Total assets	$19,811,615	$13,027,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$738,222	$205,249
Accrued expenses	1,979,924	712,229
Related party loans, current	2,880,000	-
Notes payable, current	17,214,742	4,890,000
Other current liabilities	3,500,000	154,689
Total current liabilities	$26,312,888	$5,962,167

NONCURRENT LIABILITIES
Related party loans, non-current	-	10,768,316
Notes payable, non-current	-	1,330,000
Total noncurrent liabilities	$-	$12,098,316

Total liabilities	$26,312,888	$18,060,483

Commitments and contingencies (Note 2)

SHAREHOLDERS’ DEFICIT

Common stock, par value of $0.001; 547,500,000 shares authorized; 109,695,876 and 96,722,950 issued and outstanding as of June 30, 2025 and June 30, 2024, respectively(1)	$109,696	$96,723
Additional paid-in capital	4,341,499	(96,723)
Accumulated deficit	(10,952,468)	(5,032,568)
Total shareholders’ deficit	$(6,501,273)	$(5,032,568)

Total liabilities & shareholders’ deficit	$19,811,615	$13,027,915

(The accompanying notes are an integral part of these consolidated financial statements)

(1)	As of June 30, 2024, Common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 9)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, Inc. entities under common control that were transferred as part of the reverse merger transaction.

Rivulet Entertainment, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended June 30,
	2025	2024(2)
Revenues	$10,000,000	$60,000
Production cost amortization	10,468,345	-
Gross margin	$(468,345)	$60,000
		.
Operating Expense
General and administrative	$3,562,474	$241,489
Total operating expenses	$3,562,474	$241,489

Net loss before other income (expense)	$(4,030,819)	$(181,489)

Other (expense) income
Other (expense) income	$2,249	$-
Investment impairment	(1,000,000)	-
Interest expense	(891,330)	-
Other (expense) income	$(1,889,081)	$-

Net loss before income taxes	$(5,919,900)	$(181,489)
Income tax expense	-	-
Net loss	$(5,919,900)	$(181,489)

Basic and diluted loss per share	$(0.05)	$(0.00)

Basic and diluted weighted average shares outstanding(1)	109,447,760	96,722,950

(The accompanying notes are an integral part of these consolidated financial statements)

(1)	For the twelve months ended June 30, 2024, basic and diluted share information has been determined using the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 9)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction.

Rivulet Entertainment, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Twelve Months Ended June 30, 2025 and 2024

	Common Stock(1)		Additional Paid-in	Accumulated
	Shares	Amount(2)	Capital(2)	Deficit(2)	Total(2)
Balance, June 30, 2023	96,722,950	$96,723	$(96,723)	$(4,851,079)	$(4,851,079)
Net loss	-	-	-	(181,489)	(181,489)
Balance, June 30, 2024	96,722,950	$96,723	$(96,723)	$(5,032,568)	$(5,032,568)
Recapitalization	12,972,926	12,973	(3,639,743)	-	(3,626,770)
Related Party Debt Forgiveness	-	-	8,077,965	-	8,077,965
Net loss	-	-	-	(5,919,900)	(5,919,900)
Balance, June 30, 2025	109,695,876	$109,696	$4,341,499	$(10,952,468)	$(6,501,273)

(The accompanying notes are an integral part of these consolidated financial statements)

(1)	For the twelve months ended June 30, 2024, common stock outstanding has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 9)

(2)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction.

Rivulet Entertainment, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended June 30,
	2025	2024(1)
Cash flows from operating activities:
Net loss	$(5,919,900)	$(181,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	10,468,345	-
Investment impairment	1,000,000	-
Bad debt expense	-	120,000
Change in operating assets and liabilities:
Accounts receivable	(1,999,979)	29,997
Prepaid expenses	22,061	(45,377)
Other current assets	(778,530)	-
Film costs	(15,457,179)	(9,594,246)
Deposits	(12,050)	(758,274)
Accounts payable	532,973	205,249
Accrued expenses	1,259,869	690,133
Other current liabilities	(91,810)	77,634
Net cash flows used in operating activities	(10,976,200)	(9,456,373)

Cash flows from investing activities:
Net cash flows provided by (used in) investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	21,660,506	6,185,000
Payments on note payable	(10,657,938)	-
Proceeds from notes payable - related party	-	3,370,411
Net cash flows provided by financing activities:	11,002,568	9,555,411

Net change in cash	26,368	99,038
Cash, beginning of period	101,721	2,683
Cash, end of period	$128,089	$101,721

Supplemental disclosure of cash flow information:
Cash paid for interest	$799,475	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash activity:
Debt forgiveness related to reverse merger transaction (Note 8)	$8,077,965	$-
Recapitalization	$(3,626,770)	$-

(The accompanying notes are an integral part of these consolidated financial statements)

(1)	Financial information for the comparative period reflects the combination of certain former Rivulet Media, inc. entities under common control that were transferred as part of the reverse merger transaction.

Rivulet Entertainment, Inc.

Notes to Consolidated Financial Statements

For The Twelve Months Ended June 30, 2025 and 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

On July 7, 2024 (the “Closing Date”), Rivulet Entertainment, Inc. (“The Company” or “Rivulet”) completed its acquisition of certain wholly owned subsidiaries of Rivulet Media, Inc. In consideration for the acquisition of the entities, the Company agreed to transfer approximately $10 million and 97 million shares to the current owners of Rivulet Media, Inc. On May 19, 2025 the agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Furthermore, the conditions subject to closing and the default provisions were eliminated. As of the date of this filing, the Company has transferred $2,950,000 to the former owners of Rivulet Media, Inc. and had an outstanding balance of $3,500,000, which was classified as other current liabilities on the Company’s consolidated balance sheets as of June 30, 2025. The transaction was accounted for as a reverse merger whereby the combined entities of Rivulet Media, Inc. were determined to be the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. was determined to be the accounting acquiree/legal acquirer. As such, the comparative financial statements presented in the filing (for the twelve months ended June 30, 2024) are those of the combined entities of Rivulet Media, Inc. that were transferred as part of the merger agreement.

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

The Company intends to grow and diversify our portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. The Company will attempt to maintain a disciplined approach to acquisition, production, and distribution of product by balancing its financial risks against the probability of commercial success for each project. The Company pursues the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to the business. The Company believes that its strategic focus on content and creation of innovative content distribution strategies will enhance its competitive position in the industry, ensure optimal use of the Company’s capital, build diversified foundation for future growth, and generate significant long-term value for the Company’s shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been presented in United States dollars (“$” or “USD”) and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Article 8 of Regulation S-X. In addition, as a film production company, the Company also complies with the incremental guidance in Accounting Standards Codification (“ASC”) 926, Entertainment-Films. All comparative period financial information reflects the combined results of the former Rivulet Media, Inc. entities under common control that were transferred as part of the transaction.

Principles of Consolidation

The Company evaluates the need to consolidate other entities based on the guidance set forth in ASC 810, Consolidation (“ASC 810”). To that extent, the Company will consolidate entities in which it has a controlling financial interest based on the guidance in the ASC topic. As of June 30, 2025, Rivulet Entertainment, Inc. consolidated included the following wholly owned subsidiaries:

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

Going Concern

The Company had cash of $128,089 as of June 30, 2025, negative working capital of $23.4 million and accumulated deficit of $11.0 million. Further, during the twelve months ended June 30, 2025, the Company incurred a net loss of $5.9 million and cash flow used in operations of $11.0 million for the twelve months ended June 30, 2025. As such, the Company concluded that there is substantial about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

Film Costs

In accordance with ASC 926, Entertainment-Films, the Company reports film costs incurred as a separate asset on its consolidated balance sheets (“Film costs”). Film costs include all direct negative costs incurred in the physical production of a film, such as compensation of cast and rental facilities on location, as well as allocations of production overhead and capitalized interest (if any). Further, costs incurred related to significant changes to a film are added to film costs and subsequently charged to expense when the Company recognizes the related revenue.

Amortization of Film Costs

As the Company’s films are monetized on their own, the Company amortizes film costs using the individual-film-forecast-computation method. Pursuant to that method, unamortized film costs as of the beginning of the current fiscal year are multiplied by the individual-film-forecast-computation method fraction. To that extent, the Company will begin amortization of capitalized film costs when a film is released, and it begins to recognize revenue from that film. The Company will review and revise its estimate of ultimate revenue as of each reporting date to reflect the most currently available information. Changes to the estimate of ultimate revenue, if any, are accounted for prospectively. Amortization of film costs is presented as film cost amortization on the face of the Company’s consolidated statements of operations.

During the twelve months ended June 30, 2025 and 2024, the Company recognized approximately $10.5 million and $0 of film cost amortization which is presented as film cost amortization in the Company’s consolidated statements of operations.

Impairment of Capitalized Film Costs

The Company will test its unamortized film costs whenever events or changes in circumstances indicate that the fair value of a film may be less than its unamortized costs. If the Company determines that the fair value of a film is less than its unamortized film costs, then the unamortized capitalized costs for the film will be written down by the amount exceeding the film’s fair value. The unit of account for impairment testing is the individual film being produced and the fair value is determined using a discounted cash flow technique.

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

During the year ended June 30, 2025 the Company sold film rights to a customer for $10.0 million. The Company concluded that the sale represented the transfer of a functional license to the customer and that it had satisfied all of its performance obligations stemming from the agreement during the period. As such, the entire $10.0 million fixed sale price was recognized as revenue during the period. The Company does not expect to generate additional revenues from the film.

Exploitation and Participation Costs

The Company accounts for advertising costs in accordance with ASC 720-35, Other Expenses-Advertising Costs. All other direct costs incurred in connection with the distribution of a film are expensed as incurred. In addition, the Company will begin to accrue (expense) participation costs when i) a film is released and ii) it begins to recognize revenue from the film. Participation costs are accrued (expensed) using the individual-film-forecast-computation method. The Company incurred participation costs of $1,995,058 and $100,000 for the twelve months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expense on the consolidated statements of operations. Further, the Company had accrued participation cost expenses of $311,469 and $0 as of June 30, 2025 and 2024, which are presented in accrued expenses in the consolidated balance sheets. The accrued participation costs are expected to be paid during the upcoming operating cycle.

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

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. During the twelve months ended June 30, 2025, the Company recognized a $1.0 million impairment on its original $2.0 million investment, resulting in a carrying value of $1.0 million as of June 30, 2025. The Company did not recognize any impairment for the twelve months ended June 30, 2024.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to the basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The Company had no outstanding shares issuable to be excluded from the computation of diluted net loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

In addition, virtually the Company’s entire accounts receivable balance as of June 30, 2025 is with a single customer. However, the Company believes that the customer is in good credit standing and does not have reason to believe that there any collectability issues with the outstanding balance.

Accounts Receivable

Accounts receivable, net of allowance for credit losses, represent their estimated net realizable value, which approximates fair value. Provisions for expected credit losses are recorded based on historical collection experience, current conditions and reasonable and supportable forecasts. Receivables are written off when they are deemed uncollectible. As of June 30, 2025 and 2024, the Company had an accounts receivable balance of approximately $2.0 million and $0 million, respectively. All amounts were deemed collectable as of June 30, 2025.

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

The reporting amount of cash represents fair value due to its liquid nature. Further, the stated amounts of related and non-related notes payable also represent fair value as the borrowings are issued at prevailing market rates. As of June 30, 2025 and June 30, 2024, the Company did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy outlined in ASC 820.

Related Party Disclosures

The Company discloses all related party transactions in accordance with the guidance in ASC 850, Related Party Disclosures. To that extent, amounts of related party transactions are stated on the face of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows (as applicable).

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

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. The Company is not currently involved in any legal proceedings that could require either accrual or disclosure.

In addition to the stated interest rates on the loans, certain of our notes payable include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard as of July 1, 2024, The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The Company does not expect the issued standard will have a material impact on its consolidated financial statements.

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

NOTE 3 – FILM COSTS COMPONENTS

Components of film costs for films predominantly monetized on their own were as follows:

	As of June 30,
	2025	2024
Released	$-	$-
Completed and not released	-	-
In production	14,215,580	9,356,746
Preproduction	798,014	668,014
Total	$15,013,594	$10,024,760

NOTE 4 – DEPOSITS

As of June 30, 2025 and June 30, 2024, the Company held deposits of $866,440 and $854,390, respectively, with various film unions, in accordance with the requirements of collective bargaining agreements. These deposits are classified as non-current assets on the consolidated balance sheets. The deposits are intended to secure the Company’s obligations for union-related benefits, including health and retirement contributions for eligible union members.

The deposits are refundable upon fulfilment of the Company’s obligations under the terms of the agreements or upon termination of the agreements. As of June 30, 2025 and June 30, 2024, the Company is in compliance with all applicable union requirements, and no deposits are subject to forfeiture. The Company monitors its compliance with these agreements on an ongoing basis to ensure all obligations are met.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

During June of 2023 the Company made a $2,000,000 equity investment in Casa Azul Spirits, LLC, a tequila Company incorporated in Delaware, which gave the Company a 5% ownership stake. As the Company neither controls nor has significant influence over the investee, the investment is recognized in accordance with ASC 321, Equity Securities. Further, as the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value (outlined in ASC 820-10), the Company recognizes its investments in Casa Azul at cost minus impairment.

The carrying amount of the investment in Casa Azul was $1,000,000 and $2,000,000 as of June 30, 2025 and June 30, 2024, respectively. During the twelve months ended June 30, 2025, the Company recognized a $1.0 million impairment on its original $2.0 million investment, resulting in a carrying value of $1.0 million as of June 30, 2025. The Company did not recognize any impairment for the twelve months ended June 30, 2024. The Company considered the price per share disclosed in recent subscription agreements issued by Casa Azul in determining the carrying amount of the investment as of June 30, 2025.

NOTE 6 – INCOME TAXES

Income taxes for our fiscal years ended June 30, 2025 and June 30, 2024 were as follows:

	June 30, 2025	June 30, 2024
Current:
Federal	$-	$-
State	-	-
Total Current	-	-
Deferred:
Federal	$-	$-
State	-	-
Total Deferred	-	-
Total Tax Provision	$-	$-

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the periods ended June 30, 2025 and June 30, 2024 were as follows:

	For the years ended
	June 30, 2025	June 30, 2024
Federal Statutory Rate	21%	21%
State tax, net on income tax benefit	3.87%	3.87%
Change in Valuation Allowance	-24.87%	-24.87%
Effective Tax Rate	-	-

We account for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

The significant components of our deferred taxes consisted of the following:

	June 30, 2025	June 30, 2024
Deferred Tax Assets:
Bad Debt	$-	$29,845
Net Operating Losses	1,472,279	1,494,451
Gross Deferred Tax Assets	1,472,279	1,524,296
Valuation Allowance	(1,472,279)	(1,451,822)
Net Deferred Tax Assets	$-	$72,474
Deferred Tax Liabilities:	-	-
Partnership Income / (Loss)	-	(72,474)
Gross deferred tax liabilities	-	(72,474)
Net deferred tax asset (liability)	$-	$-

For our fiscal year ended June 30, 2024, the Company’s items of income, deductions, assets, and liabilities were included within the consolidated tax return of its ultimate U.S. parent, Rivulet Media. The provision for income taxes were calculated by applying a “separate return” method. Under this method, the current provision was the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. Any deferred taxes on temporary differences, including any carryforwards, that could be claimed on a hypothetical return were assessed on the basis of the projected separate return results for purposes of determining the need for a valuation allowance.

Consistent with the application of this guidance, the Company recognized current and deferred income tax consequences as if it were a separate taxpayer rather than a member of its consolidated tax group. As such, the deferred tax assets and liabilities reflect certain tax attributes resulting from its separate return accounting (for fiscal year 2024). For the current year, all items of income, deductions, assets, and liabilities were included within the consolidated tax return of Rivulet Entertainment, inc. (i.e. and not calculated based on a hypothetical separate return method).

As of June 30, 2025 and 2024, the Company recorded a gross deferred tax asset, for federal net operating loss carryforwards (“NOLs”) of $10.5 million and $5.7 million, respectively. As noted above, the prior year NOLs were generated while part of a combined tax return and may not legally exist or may offset income in the consolidated return of the parent which is not included in the consolidated financial statements.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from ownership changes that we might have undergone in the past and a detailed study has not been performed to date. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize a material portion of the NOLs even if we attain profitability. During the years ended June 30, 2025 and 2024, the Company’s valuation allowance increased by approximately $20,000 and approximately $5,000, respectively.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 7 – NOTES PAYABLE AND RELATED PARTY LOANS

The Company enters into loan agreements with both related and non-related parties in order to fund their ongoing film production activities. To that extent, the Company had the following outstanding debt as of June 30, 2025 and June 30, 2024:

	As of June 30,
	2025	2024
Current notes payable; Issued December 2023-January 2024; 15% stated interest rate; Due April 1, 2024 - in default	$190,000	$4,140,000
Current notes payable; Issued July 2024-September 2024; 10% stated interest rate; Due March 28, 2025 - in default	13,493	-
Current loan payable; Issued October 2024; 6.5% average interest rate; Due October 2025; net of deferred financing costs	3,417,593	-
Current notes payable; Issued September 2024; 20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility - in default	150,000	-
Current notes payable; Issued June 2023-May 2024; 15% stated interest rate; Due February 1, 2026	1,255,000	1,330,000
Current notes payable; Issued October 2024-December 2024; 10% stated interest rate; Due January 25, 2026	9,708,656	-
Any and all sums due shall be due on or before August 24, 2025 or extended as stated	300,000	-
Any and all sums due shall be due on July 4, 2025 or extended as stated	225,000	-
Current notes payable; Issued July 2024-June 2025; 10%-20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility	1,080,000	-
Current notes payable; Issued July 2024-September 2024; 15% stated interest rate; Due upon sale of film	125,000	-
Tax credit assignment loans; Issued January of 2024; Participation in future tax receivable; No stated interest rate or due date	750,000	750,000
Related party notes payable to a beneficial owner; Issued October-November of 2023; 15% stated interest rate; Due February 1, 2026 (refer to Note 8)	2,880,000	2,880,000
Related party notes payable to parent company; Issued at various dates; no stated interest rate or due date (refer to Note 8)	-	7,888,316
Total notes payable	20,094,742	16,988,316
Less current maturities	(20,094,742)	(4,890,000)
Total notes payable, non-current portion	$-	$12,098,316

As of June 30, 2025, $353,000 of notes were in default as a result of provisions in the respective note agreements requiring payment upon sale of a film, which has yet to be fulfilled by the Company. As of the date of the filing, $353,000 were still in default and bore an interest rate of 20% to 25%.

During the twelve months ended June 30, 2025, the Company entered into certain note agreements totaling $18.2 million. These notes bear interest at rates of approximately 10% to 20%, and mature dependent upon factors related to future film sales, the closing of a senior debt facility or certain stated maturity dates, as detailed in the table above.

Additionally, on October 16, 2024 the Company entered into a one-year credit facility with total availability of $3.5 million. The full amount of $3.5 million has been drawn as of the date of these consolidated financial statements with an approximate interest rate of 6.5%.

During the twelve months ended June 30, 2025, the Company paid notes payable of approximately $10.6 million.

In addition to the stated interest rates on the loans, certain loans include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns. Additionally, certain of these notes are guaranteed by an individual who is a related party. To that extent, none of the participation features were triggered as of June 30, 2025. In addition, certain tax credit assignment loans totaling $750,000 were entered into during fiscal year 2024 whereby the lenders agreed to be paid (on a dollar per dollar basis) from the proceeds of a refundable tax credit related to the production of the Nutcracker film. While the tax credit was not received as of June 30, 2025, the Company expects to receive the credit in the near future and has therefore classified the tax assignment loans as current. In order to receive this tax credit, the Company must have an audit performed on the required financial information, which is currently in-process.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Beneficial Owner

During the year ended June 30, 2024, the Company entered into a $2,880,000 note payable agreement with a certain beneficial owner of Rivulet Media, Inc. The notes are due on February 1, 2026 and have a stated interest rate of 15%. The balance of the loan was $2,880,000 as of June 30, 2025 and June 30, 2024.

Advances

During the twelve months ended June 30, 2025, the Company advanced funds to a person of Management at Rivulet Entertainment, Inc. in the amount of $307,000 which is included in other current assets on the consolidated balance sheets. The advance bears no interest and has no stated maturity date, which is not necessarily indicative of terms a third-party would contractually enter into.

NOTE 9 – REVERSE MERGER

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

NOTE 10 – SHAREHOLDERS’ DEFICIT

As of June 30, 2025, the Company was authorized to issue multiple series of preferred stock, as outlined below. There were no preferred shares issued or outstanding as of June 30, 2025.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated events and transactions subsequent to June 30, 2025 through the date these consolidated financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these consolidated financial statements.

Film Rights Sale

Subsequent to June 30, 2025, the Company collected the remaining $2.0 million of accounts receivable related to film sale that occurred during the twelve months ended June 30, 2025.

Debt Payments

Payments on various notes payable of approximately $2.0 million were repaid subsequent to June 30, 2025.

Debt Issuance

Subsequent to June 30, 2025, the Company issued approximately $0.7 million of notes payable bearing interest at rates of 10% to 15%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our review and evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective. The evaluation of our disclosure controls and procedures and the conclusion as to their adequacy and effectiveness, included consideration of the deficiency noted below.

We have identified, as of June 30, 2025, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

Management believes this lack of segregation of duties in accounting and financial reporting did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements for the transition period ended June 30, 2025 and 2024 fairly present in all material respects the financial condition and results of operations for the Company in conformity with US GAAP. There is, however, a reasonable possibility that a material misstatement of our annual or financial statements would not have been prevented or detected as a result of this material weakness.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of its internal control over financial reporting as of June 30, 2025. We have identified, as of June 30, 2025, a lack of segregation of duties in accounting and financial reporting activities, which we believe is a material weakness. The size of our business necessarily imposes practical limitations on the effectiveness of those internal control practices and procedures that rely on the segregation of duties.

The Company has already undertaken certain plans in order to remediate the material weakness. Specifically, the Company has brought in an outside consulting firm to assist with i) SEC reporting requirements and ii) segregation of duties. However, as a result of the material weakness and restatement of our financial statements included in our previously filed Form 10-KT, the Company has concluded that our internal controls over financial reporting were not effective as of June 30, 2025.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Company’s directors and executive officers, and their ages as of the date of this report, are listed below. Our sole director, Walter Geldenhuys, is not currently serving a fixed term.

Name	Age	Positions(s)
Walter Geldenhuys	68	President, CEO, Interim CFO and Director
Diana Jakowchuk	71	Secretary and Treasurer

Family Relationships

Not applicable

Business Experience

Walter Geldenhuys – Mr. Geldenhuys has served as a member of the Company’s Board of Directors since May 2008. Mr. Geldenhuys also served as the President of Advanced Voice Recognition Systems, Inc., a Colorado corporation, also known as AVRS, from 2005 until June 2008. From 2000 to 2005, Mr. Geldenhuys was a member of NCC, LLC, which became AVRS’s wholly-owned subsidiary in 2005. In addition, Mr. Geldenhuys has owned Progressive Technologies LLC, a design and manufacturing concern, since 2002.

Diana Jakowchuk – Ms. Jakowchuk has served as our Secretary and Treasurer since May 2008. Ms. Jakowchuk served as Secretary to AVRS, Inc. (a Colorado company) from 2006-2008. Between December 2004 and July 2006, Ms. Jakowchuk served as office manager for a retail hardware company. From December 2001 to December 2004, Ms. Jakowchuk served as the State Victim Assistance Coordinator for MADD Victim Services. Prior to December 2001, Ms. Jakowchuk served as Records Manager for NCC, LLC a predecessor to AVRS. Ms. Jakowchuk received an Associates of Arts degree from Scottsdale Community College in 1979.

Compliance with Section 16(a) of the Exchange Act

The Company is not aware of any person who, at any time during the fiscal year ended June 30, 2025, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer (who also service as its interim principal financial officer). The Company does not currently employ a principal financial officer or controller. Refer to exhibit 14.1 for additional information.

Audit Committee Financial Expert

The Company does not have an audit committee at this time.

Insider Trading Arrangements and Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Refer to exhibit 19.1 for additional information regarding our policy.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1),(2)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Walter Geldenhuys-President, CEO,	2025		$120,000								$120,000
Interim CFO and Director(3)	2024		$120,000		-	-	-	-	-		$120,000
Diana Jakowchuk-Secretary and Treasurer	2024	$ $	60,000 60,000		-	-	-	-	-	$ $	60,000 60,000

(1) The individuals listed in the summary compensation table were only granted a base salary during each of the two years ended June 30, 2025 and 2024.

(2) The following compensation amounts were accrued as of June 30, 2025: i) Walter Geldenhuys-$130,000 ii) Diana Jakowchuk-$20,000

(3) Mr. Geldenhuys does not receive any compensation for his role as Director.

Narrative Disclosure to Summary Compensation Table

Both Mr. Geldenhuys and Ms. Jakowchuk only receive base salaries at this time.

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not have any outstanding equity awards as of year-end for any of its named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any securities that are authorized for issuance under and equity compensation plan

Security ownership of Certain Beneficial Owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of Class
Common Stock	Klusman Family Holdings LLC 5105 E Exeter Blvd Phoenix AZ 85018-3008	14,069,692	13%
Common Stock	Lawrence M. Silver 200 E Palmetto Park Rd Suite 600 Boca Raton FL 33432-5627	12,651,390	12%
Common Stock	Dan Crosser 225 12TH St Manhattan Beach CA 90266-5304	12,375,000	11%
Common Stock	Genius Equity LLC 2319 E Escondido PL Gilbert AZ 85234-5065	7,500,000	7%
Common Stock	Brooks Koepka Trust 5345 Pennock Point Rd Jupiter, FL 33458-3493	5,817,000	5%

(1) Based on 109,695,765 shares outstanding as of September 29, 2025. The shares outstanding amount was obtained from the transfer agent’s shareholder listing report.

(2) Of the number of shares shown in column (3), there was no amount known to be shares to which such listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act

Security Ownership of Management

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	Percent of Class
Common Stock	Walter Geldenhuys	320,365	*
Common Stock	Diana Jakowchuk	36,122	*

Common Stock	Directors and Executive Officers as a group	356,487	*

(1) There were no directors or officers that held more than one percent of the common shares outstanding as of October 13, 2025. Further, the directors and officers as a group also held <1% of the common shares outstanding as of October 13, 2025.

Change in control

Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons, promoters and certain control persons

Not applicable

Corporate Governance

The Company’s sole director, Walter Geldenhuys, is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.

	For the Twelve Months Ended June 30,
	2025	2024
Audit fees	$186,000	$67,500
Audit related fees	$-	$-
Tax fees	$-	$10,000
All other fees	$-	$-

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our consolidated financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. During the year ended June 30, 2024, services were rendered by the principal accountant to obtain a tax credit provided by the state of Ohio related to film production that occurred in the state.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

14.1	Code of Ethics

19.1	Insider trading policies and procedures

21.1	Subsidiaries of the registrant

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Included as an Exhibit to this filing

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rivulet Entertainment, Inc.

October 15, 2025	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer and Interim Chief Financial Officer

