Form 10-KT/A
period 2024-06-30
Rivulet Entertainment, Inc.
filed 2025-11-10
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

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

Common Stock $0.001 Par Value

(NONE)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” non-accelerated filer “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of November 10, 2025, a total of 109,695,876 shares were issued and outstanding.

Explanatory Note

This Amendment No. 2 to Form 10-KT (this “Form 10-KT/A”) amends the Transition Report on Form 10-KT of Rivulet Entertainment, Inc., a Nevada corporation (the “Company,” “we,” “us,” and “our,” as applicable), for the transition period ended June 30, 2024, that we originally filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2025. We are filing this Form 10-KT/A  solely to clarify that the Company should not be considered a shell company (as defined in Rule 12b-2 of the Act).

2

PART IV

Item 15. Exhibits

31.1	Section 302 Certification
32.1	Section 906 Certification

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rivulet entertainment, inc.

Dated November 10, 2025	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, chief executive officer and chief financial officer

4