Form 10-Q
period 2025-09-30
Rivulet Entertainment, Inc.
filed 2026-01-20
CIK 1342936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending September 30, 2025

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

As of January 16, 2026, 111,195,876 shares of common stock are issued and outstanding.

Rivulet Entertainment, Inc.

Form 10-Q

For the Quarter ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Rivulet Entertainment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,724	$128,089
Accounts receivable, net	-	1,999,979
Prepaid expenses	72,290	24,983
Other current assets	721,349	778,530
Total current assets	$835,363	$2,931,581

NONCURRENT ASSETS
Film costs	$15,656,160	$15,013,594
Deposits	846,892	866,440
Equity investment	1,000,000	1,000,000
Total noncurrent assets	$17,503,052	$16,880,034

Total assets	$18,338,415	$19,811,615

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$761,806	$738,222
Accrued expenses	2,473,298	1,979,924
Related party loans, current	2,880,000	2,880,000
Notes payable, current	16,190,674	17,214,742
Other current liabilities	3,500,000	3,500,000
Total current liabilities	$25,805,778	$26,312,888

Total liabilities	$25,805,778	$26,312,888

Commitments and contingencies (Note 2)

SHAREHOLDERS’ DEFICIT

Common stock, par value of $0.001; 547,500,000 shares authorized; 109,695,876 issued and outstanding as of September 30, 2025 and June 30, 2025	$109,696	$109,696
Additional paid-in capital	4,341,499	4,341,499
Accumulated deficit	(11,918,558)	(10,952,468)
Total shareholders’ deficit	$(7,467,363)	$(6,501,273)

Total liabilities & shareholders’ deficit	$18,338,415	$19,811,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Operating Expense
General and administrative	$657,779	$496,578
Total operating expenses	$657,779	$496,578

Net loss before other income (expense)	$(657,779)	$(496,578)

Other income (expense)
Other income (expense)	$129	$127
Interest expense	(308,440)	(106,913)
Other income (expense)	$(308,311)	$(106,786)

Net loss before income taxes	$(966,090)	$(603,364)
Income tax expense	-	-
Net loss	$(966,090)	$(603,364)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding(1)	109,695,876	108,719,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Basic and diluted share information for the comparative period has been determined using the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock(1)		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2024	96,722,950	$96,723	$(96,723)	$(5,032,568)	$(5,032,568)
Recapitalization	12,972,926	12,973	(3,639,743)	-	(3,626,770)
Related party debt forgiveness	-	-	8,077,965	-	8,077,965
Net loss	-	-	-	(603,364)	(603,364)
Balance, September 30, 2024	109,695,876	$109,696	$4,341,499	$(5,635,932)	$(1,184,737)

Balance, June 30, 2025	109,695,876	$109,696	$4,341,499	$(10,952,468)	$(6,501,273)
Net loss	-	-	-	(966,090)	(966,090)
Balance, September 30, 2025	109,695,876	$109,696	$4,341,499	$(11,918,558)	$(7,467,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Common stock outstanding for the comparative period has been determined in accordance with the exchange ratio established as part of the reverse merger that was completed during July of 2024 (refer to Note 8)

Rivulet Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(966,090)	$(603,364)
Change in operating assets and liabilities:
Accounts receivable	1,999,979	-
Prepaid expenses	(47,307)	(174,529)
Other current assets	57,181	(125,903)
Film costs	(642,566)	(515,121)
Deposits	19,548	94,224
Accounts payable	23,584	69,404
Accrued expenses	493,374	383,363
Other current liabilities	-	(91,810)
Net cash flows provided by (used in) operating activities	937,703	(963,736)

Cash flows from financing activities:
Proceeds from notes payable	984,208	941,064
Payments on note payable	(2,008,276)	-
Net cash flows (used in) provided by financing activities:	(1,024,068)	941,064

Net change in cash	(86,365)	(22,672)
Cash, beginning of period	128,089	101,721
Cash, end of period	$41,724	$79,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activity:
Debt forgiveness related to reverse merger transaction (Note 8)	$-	$8,077,965
Recapitalization	$-	$(3,626,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rivulet Entertainment, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For The Three Months Ended September 30, 2025

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

On July 7, 2024 (the “Closing Date”), Rivulet Entertainment, Inc. (“The Company” or “Rivulet”) completed its acquisition of certain wholly owned subsidiaries of Rivulet Media, Inc. In consideration for the acquisition of the entities, the Company agreed to transfer approximately $10 million and 97 million shares to the current owners of Rivulet Media, Inc. On May 19, 2025 the agreement was amended to reduce the cash portion of the purchase price from $10,000,000 to $6,450,000. Furthermore, the conditions subject to closing and the default provisions were eliminated. As of the date of this filing, the Company has transferred $2,950,000 to the former owners of Rivulet Media, Inc. and had an outstanding balance of $3,500,000, which was classified as other current liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025. The transaction was accounted for as a reverse merger whereby the combined entities of Rivulet Media, Inc. were determined to be the accounting acquirer/legal acquiree and Rivulet Entertainment, Inc. was determined to be the accounting acquiree/legal acquirer.

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

The Company intends to grow and diversify its portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. The Company will attempt to maintain a disciplined approach to acquisition, production, and distribution of product by balancing its financial risks against the probability of commercial success for each project. The Company pursues the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to the business. The Company believes that its strategic focus on content and creation of innovative content distribution strategies will enhance its competitive position in the industry, ensure optimal use of the Company’s capital, build diversified foundation for future growth, and generate significant long-term value for the Company’s shareholders.

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

The unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2025, the results of its operations for the three months ended September 30, 2025 and cash flows for the three months ended September 30, 2025. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

These unaudited condensed consolidated financial statements do not include all required information under U.S. GAAP to be considered a complete set of financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2025 filed with the Securities and Exchange Commission.

Principles of Consolidation

The Company evaluates the need to consolidate other entities based on the guidance set forth in ASC 810, Consolidation (“ASC 810”). To that extent, the Company will consolidate entities in which it has a controlling financial interest based on the guidance in the ASC topic. For the periods presented, Rivulet Entertainment, Inc. consolidated included the following wholly owned subsidiaries:

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

Going Concern

The Company had cash of $41,724 as of September 30, 2025, negative working capital of $25.0 million and accumulated deficit of $11.9 million. Further, during the three months ended September 30, 2025, the Company incurred a net loss of $1.0 million and cash flow provided by operations of $0.9 million for the interim period ended September 30, 2025. As such, the Company concluded that there is substantial doubt its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

Film Costs

In accordance with ASC 926, Entertainment-Films, the Company reports production costs incurred as a separate asset on its unaudited condensed consolidated balance sheets (“Film costs”). Production costs include all direct negative costs incurred in the physical production of a film, such as compensation of cast and rental facilities on location, as well as allocations of production overhead and capitalized interest (if any). Further, costs incurred related to significant changes to a film are added to production costs and subsequently charged to expense when the Company recognizes the related revenue.

Amortization of Film Costs

As the Company’s films are monetized on their own, the Company amortizes film costs using the individual-film-forecast-computation method. Pursuant to that method, unamortized film costs as of the beginning of the current fiscal year are multiplied by the individual-film-forecast-computation method fraction. To that extent, the Company will begin amortization of capitalized film costs when a film is released, and it begins to recognize revenue from that film. The Company will review and revise its estimate of ultimate revenue as of each reporting date to reflect the most currently available information. Changes to the estimate of ultimate revenue, if any, are accounted for prospectively. Amortization of film costs is presented as production cost amortization on the face of the Company’s unaudited condensed consolidated statements of operations. The Company did not recognize any production cost amortization during the three months ended September 30, 2025 or 2024.

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

In determining the transaction price, the Company’s contracts with its customers do not include a significant financing component, non-cash consideration or consideration payable to the customer. However, the Company’s contracts typically will include sales-based or usage-based royalties that are triggered by the attainment of certain levels of box office receipts or video on demand (“VOD”) purchases. To that extent, in accordance with ASC 606-10-55, the Company will recognize the sales-based or usage-based royalties only when the later of the following events occur-a) the subsequent sale or usage occurs or b) the performance obligation to which the sales-based or usage-based royalty has been satisfied. The Company did not recognize any revenue during the three months ended September 30, 2025 or 2024.

As it pertains to incremental costs of obtaining a contract, the Company does not incur any type of sales commissions.

Exploitation and Participation Costs

The Company accounts for advertising costs in accordance with ASC 720-35, Other Expenses-Advertising Costs. All other direct costs incurred in connection with the distribution of a film are expensed as incurred. In addition, the Company will begin to accrue (expense) participation costs when i) a film is released and ii) it begins to recognize revenue from the film. Participation costs are accrued (expensed) using the individual-film-forecast-computation method. The Company incurred participation costs of $0 for three months ended September 30, 2025 and 2024. Additionally, the Company had accrued participation cost expenses of $311,469 as of September 30, 2025 and June 30, 2025, which are presented in accrued expenses in the unaudited condensed consolidated balance sheets. The Company paid no participation costs during the three months ended September 30, 2025 and 2024. The remaining accrued participation costs are expected to be paid during the upcoming operating cycle.

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

In addition to assessing whether the investments still qualify to be recognized at cost minus impairment, the Company will also make a qualitative assessment at the end of each reporting period considering impairment indicators to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, then the investment will be written down to fair value. The Company did not recognize any impairments for the three months ended September 30, 2025 and 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The reporting amount of cash represents fair value due to its liquid nature. Further, the stated amounts of related and non-related notes payable also represent fair value as the borrowings are issued at prevailing market rates. As of September 30, 2025 and June 30, 2025, the Company did not have any assets measured at fair value on a recurring basis.

Related Party Disclosures

The Company discloses all related party transactions in accordance with the guidance in ASC 850, Related Party Disclosures. To that extent, amounts of related party transactions are stated on the face of the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows (as applicable).

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

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. The Company is not currently involved in any legal proceedings that could require either accrual or disclosure.

In addition to the stated interest rates on the loans, certain of our notes payable include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024 for public business entities. This guidance is applicable for smaller reporting companies effective for annual periods beginning after December 15, 2025. The Company does not expect the issued standard will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to condensed consolidated financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the new ASU will have on its consolidated financial statements.

NOTE 3 – FILM COSTS COMPONENTS

Components of production costs for films predominantly monetized on their own were as follows:

	As of
	September 30, 2025	June 30, 2025
Completed and not released	$14,783,168	$
In production	-		14,215,580
Preproduction	872,992		798,014
Total	$15,656,160		$15,013,594

NOTE 4 – DEPOSITS

As of September 30, 2025 and June 30, 2025, the Company held deposits of $846,892 and $866,440, respectively, with various film unions, in accordance with the requirements of collective bargaining agreements. These deposits are classified as non-current assets on the unaudited condensed consolidated balance sheets. The deposits are intended to secure the Company’s obligations for union-related benefits, including health and retirement contributions for eligible union members.

The deposits are refundable upon fulfillment of the Company’s obligations under the terms of the agreements or upon termination of the agreements. As of September 30, 2025 and June 30, 2025, the Company is in compliance with all applicable union requirements, and no deposits are subject to forfeiture. The Company monitors its compliance with these agreements on an ongoing basis to ensure all obligations are met.

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

The carrying amount of the investment in Casa Azul was $1,000,000 as of September 30, 2025 and June 30, 2025. During the fiscal year ended June 30, 2025, the Company recognized a $1.0 million impairment on its original $2.0 million investment, resulting in a carrying value of $1.0 million as of June 30, 2025. The Company considered the price per share disclosed in subscription agreements issued by Casa Azul in determining the carrying amount of the investment as of September 30, 2025 and June 30, 2025.

NOTE 6 – NOTES PAYABLE AND RELATED PARTY LOANS

The Company enters into loan agreements with both related and non-related parties in order to fund their ongoing film production activities. To that extent, the Company had the following outstanding debt as of September 30, 2025 and June 30, 2025:

	As of
	September 30, 2025	June 30, 2025
Current notes payable; Issued December 2023-January 2024; 15% stated interest rate; Due April 1, 2024 - in default	$190,000	$190,000
Current notes payable; Issued July 2024-September 2024; 10% stated interest rate; Due March 28, 2025 - in default	13,493	13,493.00
Current loan payable; Issued October 2024; 6.5% average interest rate; Due February 16, 2026; net of deferred financing costs	3,479,849	3,417,593
Current notes payable; Issued September 2024; 20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility - in default	150,000	150,000
Current notes payable; Issued June 2023-May 2024; 15% stated interest rate; Due February 1, 2026	1,255,000	1,255,000
Current notes payable; Issued October 2024-December 2024; 10% stated interest rate; Due January 25, 2026	8,352,332	9,708,656
Any and all sums due shall be due on or before August 24, 2025 or extended as stated - in default	300,000	300,000
Any and all sums due shall be due on July 4, 2025 or extended as stated - in default	225,000	225,000
Current notes payable; Issued July 2024-September 2025; 10%-20% stated interest rates; Due upon the earlier of a sale of a film or closing of a senior debt facility	1,230,000	1,080,000
Current notes payable; Issued July 2025; 10%-20% stated interest rates; Due August 9, 2025 - in default	120,000	-
Current notes payable; Issued July 2024-September 2024; 15% stated interest rate; Due upon sale of film	125,000	125,000
Tax credit assignment loans; Issued January of 2024; Participation in future tax receivable; No stated interest rate or due date	750,000	750,000
Related party notes payable to a beneficial owner; Issued October-November of 2023; 15% stated interest rate; Due February 1, 2026 (refer to Note 8)	2,880,000	2,880,000
Total notes payable	19,070,674	20,094,742
Less current maturities	(19,070,674)	(20,094,742)
Total notes payable, non-current portion	$-	$-

As of September 30, 2025, approximately $998,000 of notes were in default as a result of provisions in the respective note agreements related to various maturity dates or requiring payment upon sale of a film, which has yet to be fulfilled by the Company. As of the date of the filing, approximately $998,000 were still in default and bore an interest rate of 10% to 20%.

During the three months ended September 30, 2025, the Company entered into certain note agreements totaling approximately $1.0 million. These notes bear interest at rates of 10% to 20%, and mature dependent upon factors related to future film sales or the closing of a senior debt facility.

During the three months ended September 30, 2025, the Company repaid approximately $2.0 million of notes payable.

In addition to the stated interest rates on the loans, certain loans include a net profit participation feature whereby the lender may receive an additional return based on the performance of the film underwritten by the loan. Certain of these loans are collateralized by interests in film rights the Company owns. Additionally, certain of these notes are guaranteed by an individual who is a related party. To that extent, none of the participation features were triggered as of September 30, 2025. In addition, certain tax credit assignment loans totaling $750,000 were entered into during fiscal year 2024 whereby the lenders agreed to be paid (on a dollar per dollar basis) from the proceeds of a refundable tax credit related to the production of the Nutcracker film. While the tax credit was not received as of September 30, 2025, the Company expects to receive the credit in the near future and has therefore classified the tax assignment loans as current. In order to receive this tax credit, the Company must have an audit performed on the required financial information, which is currently in-process.

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

Beneficial Owner

During the year ended June 30, 2024, the Company entered into a $2,880,000 note payable agreement with a certain beneficial owner of Rivulet Media, Inc. The notes are due on February 1, 2026 and have a stated interest rate of 15%. The balance of the loan was $2,880,000 as of September 30, 2025 and June 30, 2025.

Advances

During the year ended June 30, 2025, the Company advanced funds to a producer at Rivulet Entertainment, Inc. in the amount of $307,000 which is included in other current assets on the condensed consolidated balance sheets. The advance bears no interest and has no stated maturity date, which is not necessarily indicative of terms a third-party would contractually enter into. The outstanding balance of the advance was $307,000 as of September 30, 2025 and June 30, 2025.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

As of September 30, 2025 the Company was authorized to issue multiple series of preferred stock, as outlined below. There were no preferred shares issued or outstanding as of September 30, 2025.

Series A Preferred Stock: (10,000,000 shares authorized; $0.001 par value):

The Series A Preferred stock had the following rights and privileges:

●	Are without voting powers on any matter presented to the common stockholders of the Company for their action or consideration. Series A stockholders are entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series A stock. Each Series A stock share shall have one (1) vote on matters relating to Series A stock.
●	May be subject to redemption at such time or times and at such prices determined by the Board of Directors;
●	Are entitled to receive dividends (which may be cumulative or non-cumulative) at 10% per annum payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock;
●	May have rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Are not convertible;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

Series B Preferred Stock: (10,000,000 shares authorized; $0.001 par value):

The Series B Preferred stock had the following rights and privileges:

●	Are entitled to vote on any matter presented to the common stockholders of the Company for their action or consideration. Each share of Series B Preferred shall have twenty-five (25) votes. Series B stockholders are also entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series B stock. Each Series B stock share shall have one (1) vote on matters relating to Series B stock.
●	May be subject to redemption at such time or times and at such prices as determined by the Board of Directors;
●	Are not entitled to receive dividends;
●	May have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Shall have the right to convert any or all of the Holders’ Series B stock into 25 fully paid and non-assessable shares of common stock for each share of Series B Preferred stock
●	May be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

Series C Preferred Stock: (2,500,000 shares authorized; $0.001 par value; face value of $0.60 per share):

The Series C Preferred stock had the following rights and privileges:

●	Shall be entitled to vote on any matter presented to the common stockholders of the Company for their action or consideration. Each share of Series C Preferred shall have one (1) vote. Series C stockholders are also entitled to vote on matters relating to modifications, adjustments, waivers, or other changes or matters relating to Series C stock. Each Series C stock share shall have one (1) vote on matters related to Series C stock.
●	May be subject to redemption at such time or times and at such prices as determined by the Board of Directors;
●	Are entitled to receive dividends of 10% per annum;
●	May have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
●	Shall have the right to convert any or all of the holders’ Series C stock into one (1) fully paid and non-assessable share of common stock for each share of Series C Preferred stock and Series C Preferred shares shall automatically convert on the one for one basis after five (5) years from the date of purchase.
●	May be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
●	May be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
●	May have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated events and transactions subsequent to September 30, 2025 through the date these unaudited condensed consolidated financial statements were issued. Other than the below, there are no subsequent events identified that would require disclosure in these unaudited condensed consolidated financial statements.

Debt Payments

Payments on various notes payable of approximately $2.5 million were repaid subsequent to September 30, 2025.

Debt Issuance

Subsequent to September 30, 2025, the Company issued approximately $0.7 million of notes payable bearing interest at rates of 10% to 15%, with a maturity date of February 16, 2026.

License of The Dink

On November 20, 2025, a license and distribution agreement was agreed to between Apple Video Programming LLC and the Company for access rights to the feature film “The Dink” and all associated short from content (i.e. trailers, deleted scenes, etc.) The license term is up to 15 years following the initial exploitation of the project. In consideration of the license agreement, the Company is to receive a fixed payment of $12 million of which approximately $2.4 million has been received as of this date. The agreement is by reference incorporated herein and attached hereto as exhibit 10.4. The agreement will close upon delivery of the film to the counterparty, which is expected to occur in approximately 60 days from the date of this filing.

Issuance of Common Stock

On November 24, 2025, the Company issued 1,500,000 shares for payment of producer fees.

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

Liquidity and Capital Resources

The Company had notes payable, which were used to fund our film production, totaling $19,970,674 as of September 30, 2025. Further, the Company still has a $3,500,000 outstanding balance to Rivulet Media, inc. stemming from the merger transaction.

The Company will incur significant capital costs as it continues to produce feature length films. In order to continue to produce films, the Company will need to raise funds through additional borrowings until such time as our operating revenues from the sale of films are sufficient to meet our cost structure, and ultimately provide profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

Going Concern

The Company had cash of $41,724 as of September 30, 2025, negative working capital of approximately $25.0 million and accumulated deficit of approximately $11.9 million. Further, during the three months ended September 30, 2025, the Company incurred a net loss of approximately $1.0 million and cash flow provided by operations of approximately $0.9 million for the three months ended September 30, 2025. As such, the Company concluded that there is substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the conditions or events that raise substantial doubt about its ability to continue as a going concern through its future sales of movie rights and future capital raises.

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

	For the Three Months Ended September,
	2025	2024
Net (loss) income	$(966,090)	$(603,364)
Net cash flows provided by (used in) operating activities	937,703	(963,736)
Net cash flows provided by (used in) financing activities:	(1,024,068)	941,064
Net change in cash	(86,365)	(22,672)
Cash, beginning of period	128,089	101,721
Cash, end of period	$41,724	$79,049

Operating Activities

Net cash provided by operating activities was approximately $0.9 million for the three months ended September 30, 2025. Cash provided by operating activities resulted from a net loss for the three months ended September 30, 2025 of approximately $1.0 million and an increase in cash from changes in operating assets and liabilities of approximately $1.9 million, primarily due to a decrease in accounts receivable of approximately $2.0 million, an increase film costs of approximately $0.6 million and an increase in accrued expenses of approximately $0.5 million.

Net cash used in operating activities was $1.0 million for the three months ended September 30, 2024. Cash used in operating activities resulted from a net loss for the three months ended September 30, 2024 of $0.6 million and changes in operating assets and liabilities of $0.4 million.

Investing Activities

There were no investing activities during the three months ended September 30, 2025 or 2024.

Financing Activities

Net cash used in financing activities was approximately $1.0 million for the three months ended September 30, 2025 and consisted of proceeds from notes payable in the amount of approximately $1.0 million and payments on notes payable in the amount of approximately $2.0 million.

Net cash provided by financing activities was approximately $0.9 million for the three months ended September 30, 2024 and consisted of proceeds from notes payable.

Results of Operations

Our financial results for the three months ended September 30, 2025 and 2024 are summarized as follows:

	For the Three Months Ended September 30,
	2025	2024
Operating Expense
General and administrative	$657,799	$496,578
Total operating expenses	$657,799	$496,578

Net loss before other income (expense)	(657,799)	(496,578)

Other income (expense)	$(308,311)	$(106,786)

Net (loss) income before income taxes	(966,090)	(603,364)
Income tax expense	-	-
Net (loss) income	$(966,090)	$(603,364)

For the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

General and Administrative

General and administrative expense for the three months ended September 30, 2025 and 2024 totaled $657,779 and $496,578, respectively. General and administrative costs for the three months ended September 30, 2025 of $657,779 consisted of professional fees of $510,497, payroll costs of $101,777, travel, meals and entertainment costs of $20,202 and other general and administrative expenses of $25,303.

General and administrative costs for the three months ended September 30, 2024 of $496,578 consisted of professional fees of $187,972, music and musician expenses $87,275, travel & meals and entertainment of $91,598, payroll costs of $53,106, external communication of $34,346 and other general and administrative expenses of $42,281.

The increase in general and administrative for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily related to increases in professional fees related to legal and external financial services and wages expense for management salaries.

Other (expense) income

For the three months ended September 30, 2025, other income (expense) totaled ($308,311) which primarily consisted of interest expense of ($308,440). For the three months ended September 30, 2024, other income (expense) was ($106,786). The increase in other income (expense) was primarily due to the higher average outstanding balance of notes payable within the corporate entity during the period ended September 30, 2025 as compared to the period ended September 30, 2024. Portions of our interest costs related to notes payable are capitalized in accordance with Accounting Standards Codification (“ASC”) 926, Entertainment-Films and therefore are expensed through the amortization of capitalized film costs. For the three months ended September 30, 2025 and 2024, the Company capitalized $0.2 million and $0 of interest expense to film costs related to various picture film productions, respectively.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024 for public business entities. This guidance is applicable for smaller reporting companies effective for annual periods beginning after December 15, 2025. The Company does not expect the issued standard will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to condensed consolidated financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the new ASU will have on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer/chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

As of the date of this filing, the Company had defaulted on approximately $998,000 of principal amount of outstanding debt. The total arrearage as of the date of this filing was approximately $1,180,000, which includes both principal and interest.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit No.	Description
10.4*	License agreement, dated July 29, 2025, by and between the Company and Apple Video Programming LLC
31.1*	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rivulet Entertainment, Inc.

Date: January 20, 2026	By:	/s/ Walter Geldenhuys
Walter Geldenhuys
President, Chief Executive Officer and Interim Chief Financial Officer

